Form 10-Q
period 2010-06-30
MY CATALOGS ONLINE, INC.
filed 2010-09-24
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

     .     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

MY CATALOGS ONLINE, INC.

(Exact name of registrant as specified in its charter)

Nevada	5961	26-4170100
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

6365 N.W. 6th Way, Suite 140

Fort Lauderdale, FL 33309

(954) 903-9373

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Kimberly L. Graus, Esq.

4949 SR 64 E, #141

Bradenton, Florida 34208

(941) 747-5290

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 23, 2010
Common stock, $0.001 par value	12,375,000

TABLE OF CONTENTS

Page
Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements	3

(a) Condensed Consolidated Balance Sheets as of June 30 , 2010 (unaudited) and September 30, 2009	3

(b) Condensed Consolidated Statements of Operations for the Three and Nine months Ended June 30, 2010 (unaudited) and the Three months Ended June 30, 2009, and the period January 26, 2009 (inception) to June 30, 2009 (unaudited)	4

(c) Condensed Consolidated Statements of Cash Flows for the Nine months Ended June 30 , 2010 (unaudited) and the period January 26, 2009 (inception) to June 30, 2009 (unaudited)	5

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	13

Item 4. (Removed and Reserved)	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

MY CATALOGS ONLINE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$733	$2,602
Employee advance	-	700
Total current assets	733	3,302

Domain names, net	22,156	19,172

Total Assets	$22,889	$22,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$34,597	$5,259
Accrued salary promissory notes	136,000	76,000
Notes Payable - related parties	153,500	108,000
Total current liabilities	324,097	189,259

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized 12,375,000 and 12,150,000 issued and outstanding respectively	12,375	12,150
Additional paid-in capital	82,125	29,850
Stock Subscription receivable	-	(10,000)
Accumulated Deficit	(395,708)	(198,785)
Total stockholders’ deficit	(301,208)	(166,785)

Total Liabilities and Stockholders’ Deficit	$22,889	$22,474

The accompanying unaudited notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the nine	January 26, 2009 (Inception)
	months ended	months ended	months ended	through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues:
Affiliate Commissions	$107	$-	$181	$-
Website Development services	14,579	-	32,665	-
Total Revenues	14,686	-	32,846	-

Operating Expenses:
Internet & Hosting services	484	2,525	15,683	2,525
Programming & development	19,892	28,941	63,053	41,506
Advertising & marketing	3,500	-	18,669	-
Office and administrative	1,195	1,433	9,343	4,143
Professional fees	7,275	1,138	12,620	1,333
Amortization	8	-	23	-
Salaries	30,000	30,000	90,000	46,000
Rent	1,000	1,500	7,500	2,800
Total Operating Expenses	63,354	65,537	216,891	98,307

Loss From Operations	(48,668)	(65,537)	(184,045)	(98,307)

Other Expense
Interest expense	4,424	2,083	12,878	2,705
Total Other Expense	4,424	2,083	12,878	2,705

Net loss	$(53,092)	$(67,620)	$(196,923)	$(101,012)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common shares - Basic and Diluted	12,359,066	10,000,000	12,316,300	10,000,000

The accompanying unaudited notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		January 26, 2009
	For the nine	(Inception)
	months ended	through
	June 30, 2010	June 30, 2009
Cash flows used in Operating Activities:
Net loss	$(196,923)	$(101,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	23	-
Impairment of website development costs	47,173	-
Contributed capital	30,000	-
Changes in operating assets and liabilities:
(Increase) decrease in employee advance	700	(700)
Increase in accrued expenses	89,338	50,206
Net cash used in operating activities	(29,689)	(51,506)

Cash flows used in Investing Activities:
Website development costs	(47,173)	-
Purchase of domain names	(3,007)	(19,172)
Net cash used in investing activities	(50,180))	(19,172)

Cash flows provided by Financing Activities:
Proceeds from sale of common stock	17,500	-
Proceeds from convertible note payable	5,000	-
Proceeds from stock subscription receivable	10,000	-
Proceeds from notes payable - related parties	45,500	86,156
Net cash provided by financing activities	78,000	86,156

Increase (decrease) in cash during the period	(1,869)	15,478

Cash, beginning of the period	2,602	-

Cash, end of the period	$733	$15,478

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of Convertible Note Payable into Common Stock	$5,000	$-

The accompanying unaudited notes are an integral part of these consolidated financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1 - Nature of Operations, Significant Accounting Policies and Basis of Presentation

Nature of Operations and Business Organization

My Catalogs Online, Inc. (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009.  The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites.  In April 2009, the Company changed its name to My Catalogs Online, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc., which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies.

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and nine months ended June 30, 2010, and the financial position as of June 30, 2010, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form S-1 as amended.  The September 30, 2009 balance sheet is derived from those financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Catalog Enterprises, Inc.  All material inter-company transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation of intangible assets and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2010.

My Catalogs Online, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

Fair Value Measurements

Upon inception, the Company adopted the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.

For certain of our financial instruments, including cash, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for notes payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. During the period ended June 30, 2010, website development costs capitalized consist of costs to obtain and register Internet domains which are capitalized under ASC Section 350-30-25.  In addition, the company capitalized costs in the amount of $19,892 and $47,173 during the three and nine months ended June 30, 2010, respectively, which were impaired during 2010, and included in programming & development expense as there was no basis to support future positive cash flows.

The capitalized costs of the Company’s websites placed into service is subject to straight-line amortization over a five year period. Amortization expense for the nine months ended June 30, 2010 was $23.

Revenue Recognition

In accordance with ASC 605-10, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Revenue can be derived from five primary streams as follows: affiliate marketing commissions, website development services, advertising, infomediary data, and catalog conversion further defined below:

Affiliate Marketing Commissions: By bringing buyers and sellers together to facilitate transactions, affiliate partner commissions are paid by online merchants. When a customer clicks on an image of a product they wish to purchase, the order will be processed by the "affiliate” partner that then handles fulfillment of the customer‘s order. In other words, MyCatalogsOnline.com does not stock or ship any product that is purchased. The customers orders are filled by the actual vendor and the Company receives a commission for driving the customer to the vendor. This Model is currently in use by the Company.  Revenue is recognized when the order is filled by the vendor.

•

Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies, generating additional revenues. This model is currently in use by the Company.  Revenue is recognized when services are rendered.

•

Advertising: Charging companies to advertise their products to our site visitors, by means such as banner advertising, email campaigns and text message marketing. This Model is not currently being used by the Company at this time, but is under consideration and being marketed at this time.  Revenue related to advertising sales will be recognized at the time the advertisement is displayed.

My Catalogs Online, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

•

Infomediary Data: Selling data collected from site users, including product preferences, to companies that wish to understand a market better. Data will be derived from TheBigBuzz.com social shopping site, and MyCatalog user shopping and browsing behavior. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized upon the sale and delivery of the data.

•

Catalog Conversion: Through the Company’s Green initiative, the Company intends to utilize its custom conversion tool to assist its customers in the conversion from print to digital media for a fee. This Model is not currently being used by the Company at this time, but is under consideration.  Revenue will be recognized when the services have been rendered.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended June 30, 2010, the Company had a net loss of $196,923 and cash used in operations of $29,689.  At June 30, 2010, the Company had a working capital deficit of $323,364, a stockholders' deficit of $301,208, and an accumulated deficit of $395,708.  In addition, the Company has had minimal revenue generating activities in fiscal 2010.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.  Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.

Note 2 – Convertible Note Payable

In December 2009, the Company  issued a convertible note payable for $5,000 in exchange for cash.  The principal portion of the note is convertible into common stock at a conversion amount equal to the outstanding principal at the time of conversion based on the per share fair market value of the common stock at the time of conversion. The Company evaluated ASC 815 and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability because  the Company was privately held and its stock was not publicly traded and no market existed.  Therefore, the underlying conversion shares were not easily convertible to cash which is a criteria for derivative treatment.  Furthermore, there was no beneficial conversion feature value at the note date as the value of the quantity of shares to be issued will always be equal to the debt value.  The note was converted into 50,000 shares of common stock on April 30, 2010 (see Note 5).  The note bore interest at 8% per year which amounted to $235 and is included in accrued expenses at June 30, 2010.

My Catalogs Online, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 3 – Notes Payable Related Party

The Company has notes payable to two officers aggregating $123,500 and $30,000 respectively as of June 30, 2010. Both notes bear interest at 12% per year and are payable on demand. Interest expense on these notes for the nine months ended June 30, 2010 was $12,643 and accrued interest was $17,901 at June 30, 2010.

Note 4 – Related Party Transactions

The Company has loans outstanding to its officers, see Note 3.

Two officers of the Company have agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month. Accrued salaries at June 30, 2010 were $136,000, and the related expense for the nine months then ended was $90,000. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially stable.  The company recorded contributed capital of $30,000 for the three months ended June 30, 2010 based on the previous employment agreements.

The Company leases office space from a company which is affiliated with an officer of the company.  The lease agreement provides for a monthly rental of $500, which is deferred and has not been paid.  Accrued rent at June 30, 2010 was $7,500.

Note 5 – Common Stock

In October of 2009, as a result of a subscription agreement entered into, the Company issued 100,000 shares of common stock at $0.10 per share for proceeds of $10,000.

In November of 2009, the Company received $10,000 from a prior subscription receivable accepted upon formation of the company.

In December of 2009, as a result of two subscription agreements entered into, the Company issued a total of 75,000 shares of common stock at $0.10 per share for total proceeds of $7,500.

In April 2010, the holder of a convertible note payable elected to convert the note into shares of common stock.  Based on the conversion terms of the note, 50,000 shares of common stock were issued to convert the $5,000 balance of note or at a conversion rate of $0.10 per share.

The Company recorded $30,000 of contributed capital for the three months ended June 30, 2010, See Note 4.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of  June 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services.  Further, one customer accounted for approximately 99% of the revenue for the three and nine months ended June 30, 2010.

Note 8 – Subsequent Event

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

There are statements in this Form 10-Q statement that are not historical facts.  These "forward-looking statements" can be identified by use of terminology such as "believe", "hope", "may", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "positioned", "strategy", and similar expressions.    Although management believes that the assumptions underlying the forward-looking statements included in this  Report are reasonable, they do not guarantee our future performance, and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

OVERVIEW

My Catalogs Online, Inc. (the “Company” "we" "us" "our") was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc. which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition.  These accounting estimates are discussed below.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Revenue can be derived from five primary streams as follows: affiliate marketing commissions, website development services, advertising, infomediary data, and catalog conversion further defined below:

Affiliate Marketing Commissions: By bringing buyers and sellers together to facilitate transactions, affiliate partner commissions are paid by online merchants. When a customer clicks on an image of a product they wish to purchase, the order will be processed by the "affiliate” partner that then handles fulfillment of the customer‘s order. In other words, MyCatalogsOnline.com does not stock or ship any product that is purchased. The customers orders are filled by the actual vendor and the Company receives a commission for driving the customer to the vendor. This Model is currently in use by the Company.  Revenue is recognized when the order is filled by the vendor.

•

Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies, generating additional revenues. This model is currently in use by the Company.  Revenue is recognized when services are rendered.

•

Advertising: Charging companies to advertise their products to our site visitors, by means such as banner advertising, email campaigns and text message marketing. This Model is not currently being used by the Company at this time, but is under consideration and being marketed at this time.  Revenue related to advertising sales will be recognized at the time the advertisement is displayed.

•

Infomediary Data: Selling data collected from site users, including product preferences, to companies that wish to understand a market better. Data will be derived from TheBigBuzz.com social shopping site, and MyCatalog user shopping and browsing behavior. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized upon the sale and delivery of the data.

•

Catalog Conversion: Through the Company’s Green initiative, the Company intends to utilize its custom conversion tool to assist its customers in the conversion from print to digital media for a fee. This Model is not currently being used by the Company at this time, but is under consideration.  Revenue will be recognized when the services have been rendered.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Revenue: The Company's revenues increased approximately 100% from $-0- during the three months ended June 30, 2009 as compared to $14,686 for the three months ended June 30,2010 due to website development services and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 3% from $65,537 during the three months ended June 30, 2009 as compared to $63,354 for the three months ended June 30,2010 due to a reduction in programming and development costs.

Interest Expense: The Company's interest expense increased approximately 112% from $2,083 during the three months ended June 30, 2009 as compared to $4,424 for the three months ended June 30, 2010 primarily due to the increase in notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 26%  from $65,537 during the three months ended June 30, 2009 as compared to $48,668 for the three months ended June 30, 2010.  The primary reason for this was due to the increase in revenue.

FOR THE NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE PERIOD JANUARY 26, 2009 (INCEPTION) TO JUNE 30, 2009

Revenue: The Company's revenues increased approximately 100% from $-0- during the period January 26, 2009 (inception) to June 30, 2009 as compared to $32,846 for the nine months ended June 30,2010 due to website development services and affiliate commissions.

Operating Expenses: The Company's operating expenses increased approximately 221% from $98,307 during the period January 26, 2009 (inception) to June 30, 2009 as compared to $216,891 for the nine months ended June 30, 2010.  The primary reasons for this were due to the increases in salaries, advertising and marketing, professional fees and programming and development.

Interest Expense: The Company's interest expense increased approximately 476% from $2,705 during the period January 26, 2009 (inception) to June 30, 2009 as compared to $12,878 for the nine months ended June 30, 2010 primarily due to the increase in notes payable.

Net loss from operations: The Company's net loss from operations increased approximately 87%  from $98,307 during the period January 26, 2009 (inception) to June 30, 2009 as compared to $184,045 for the nine months ended June 30, 2010.  The primary reason for this was due to the increase in operating expenses such as salaries, advertising and marketing, and programming and development.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $29,689 for the nine months ended June 30, 2010 as compared to $51,506 for the period January 26, 2009 (inception) to June 30, 2009, due to an increase in net loss for the period and increase in accrued expenses.

Net cash used in investing activities was  $50,180 for the nine months ended June 30, 2010 as compared to $19,172 for the period January 26, 2009 (inception) to June 30, 2009, due to a decrease in purchase of domain namesand offset by an increase in website development costs.

Net cash provided by financing activities was $78,000 for the nine months ended June 30, 2010 as compared to $86,156 for the period January 26, 2009 (inception) to June 30, 2009, primarily due to a decrease in proceeds from the sale of common stock.

As of September 23, 2010, the Company had approximately $12,000 in cash.  The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 4 to the unaudited condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risk associated with such lack of segregation is low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management may reevaluate this situation as circumstances dictate.

Changes in Internal Control Over Financial Reporting: The was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

a.	N/A
b.	N/A
c.	N/A

Item 3.

Defaults upon Senior Securities.

None

Item 4.

(Removed and Reserved)

Item 5.

Other Information.

None.

Item 6.

Exhibits

(a)

Exhibits

EXHIBIT NO.

DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

(b)

The following is a list of Current Reports on Form S-1 filed by the Company during and subsequent to the quarter for which this report is filed.

(1)

Report on Form S-1 dated July 30, 2010, filed by the Company relating to the registration of securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Catalogs Online, Inc.

Date: September 23, 2010	By: /s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President