Form 10-K
period 2010-09-30
MY CATALOGS ONLINE, INC.
filed 2010-12-27
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-K

———————

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-163439

———————

MY CATALOGS ONLINE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6365 NW 6th Way, Suite 140, Fort Lauderdale, FL 33309

(Address of principal executive office, Zip Code)

Registrant’s telephone number, including area code: (954) 903-9373

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

There were 13,042,500 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 21, 2010.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company's actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond the Company's control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to the financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this yearly report, the terms the "Company", “we," "our," and "us" refers to My Catalogs Online, Inc. a Nevada corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

My Catalogs Online, Inc. formed in January 2009, is an internet-based technology company headquartered in Fort Lauderdale, FL. We are cataloging the Internet and currently have over 1,100 domain names. Management believes that its “My Catalog” sites offer our users an experience like no other, with the ability to: Shop, Get Information, find Services, and enjoy Entertainment all in one place.

MyCatalogsOnline.com is a website that allows customers to easily and conveniently select products by selecting individual categories of goods and services. Through “MyCatalogsOnline.com,” the customer optimizes the time spent looking for the goods or services individually. The company owns more than 1,100 individual names of categories all containing the name specific “My” and “Catalog” in each of its category names. By narrowing the search, and grouping the individual retailers together in one location, the customer will have the immediate opportunity to view related goods or services in a particular category at one convenient web site.

Mission

It is the mission of My Catalogs Online, Inc. to categorize the massive amount of data across the internet, by cataloging the information into various categories for shopping, information and services utilizing our 1,100+ domain names and TheBigBuzz.com, a social network to provide a user experience that is versatile and easy to use, thus simplifying the search for all ages, interests and income levels.

Company Overview

The company was founded out of the experience of a father trying to shop the internet at Christmas for his young children in 2008, who was frustrated and unable to find what he was looking for. Hence, the signature site, “MyChristmasCatalog.com”, was purchased and the company was born. My Catalogs Online, Inc. formed in January 2009, is an Internet-based technology company headquartered in Fort Lauderdale, FL. Our company owns over 1,100 domains names, with a majority of these names starting with the words “My” and ending with the words “Catalog(s).” With 1,100 domain names, forty eight (48) of which have already been developed into operating, potentially revenue generating websites, and many more in the process of being rolled out, the exposure level to the Company is anticipated to be greatly enhanced over the coming twelve months. Online customers seeking a particular product or service have the ability to go to a “Category” to provide them with a wide array of vendors or products offered in that particular line. For example, a customer looking for jewelry would go to “MyJewelryCatalog.com” to find top retailers offering those products. Less expensive groups of retailers would be offered as well. This would give the online customer the ability to cross reference the products they desire by vendor, price and quality.

Products and Services

Catalog Websites

MyCatalogsOnline.com. serves as the hub or portal for the master search engine for different categories of products and merchants. The intent of this site, along with the potential to add over 1,100 specialty sites, is to catalog the internet based on various categories while providing every user the ease and convenience of a one stop shopping source. As websites are brought online, each of these potential 1,100 specialty websites will interlink with each other acting together with our main hub (MyCatalogsOnline.com) to provide the customer with an easy to locate information source, all in one location, rather than necessitating a long and potentially confusing internet search.

Marketing Strategy

My Catalogs Online marketing strategy is designed to allow the Company to concentrate its resources on the greatest opportunities to increase sales and achieve a sustainable competitive advantage. For example, My Catalogs Online intends to tailor the roll-out of individual sites, and to promote already operational sites, to correspond with perceived changes in consumers buying habits, the economy in general and specific Holidays and events. The company’s marketing plan is tailored to assist with this flexibility.  If a site is not productive enough, or if the consumer’s buying habits have shifted as a result of the economy, the Company’s ability to tailor its websites to the changing environment should allow it to maximize its market share and related revenues.

To date, the company has utilized the marketing strategies defined below:

•

Starting November 16, 2009 and continuing through December 15, 2009, MyChristmasCatalog.com was promoted on-air through Cable network television throughout South Florida and Seattle, Washington.  The objective of this advertising campaign was to make shoppers aware of our Christmas site so they would do their 2009 Christmas shopping on mychristmascatalog.com  The commercial was filled with music and screen captures of our website.  On November 16, 2009, a news interview with Ron Teblum, President of the Company, and Jeff Barnes, Principal Architect of Microsoft, which aired on MSN network Channel 9.  The interview focused on how our development team utilized Microsoft’s Multimedia Silverlight technology on MyChristmascatalog.com and what advantages or disadvantages this technology had. Digital Banner Advertising on major highways and intersections.  From mid-November 2009 to the second week in December, 2009 a digital billboard was used to advertise the Company’s MyChristmasCatlogs.com site. The digital billboard was located on I-95 in between Ft. Lauderdale and Miami at Hallandale Boulevard.  The Billboard was a full size digital billboard – advertising 3-4 companies on the board – with our advertisement running for 8 seconds, every 28 seconds, 24 hours day.  The ad was very simple and had a picture of Santa with bright letters “Go to MyChristmasCatalogs.com” for your shopping needs.

During the last two weeks of November, 2009, My Catalogs Online initiated a press release strategy to announce the launch of MyChristmasCatalogs.com website.  The release was picked up by over 800 media sources throughout the United States.  Internet social networking through Twitter and Facebook.  The objective is to use these social networking sites to let our customers know of new catalog websites and product discounts.

The Company is optimistic that these marketing tools were a step in the right direction towards establishing brand recognition. Management continues to refine its marketing plan and budget requirements on an on-going basis. Additional marketing initiatives will be considered as and when new sites are rolled out and/or if management determines existing sites need alternative methods to increase traffic and sales. Going forward, the company continues to explore the various possibilities outlined below, but has no third party agreements in place at this time.

•

Search Engine Optimization. My Catalogs Online intends to utilize several marketing channels to promote traffic on its websites. Initially marketing efforts will focus primarily on search engine marketing. My Catalogs Online intends to achieve exposure through various search engines (e.g. Google, Yahoo, etc.). My Catalogs Online will also be continuously updating its own website pages for future marketing purposes in order to add new providers in the retail industry.

•

Billboards and Storefront Windows. Through billboards and storefront windows, My Catalogs Online can advertise and promote is brand name web-sites. Because the domain names are fairly self-explanatory, management believes that simply increasing the exposure to the public will help it build its brand awareness.

•

Emailing Messaging Campaign. An Email Messaging Campaign would consist of a targeted email campaign to users who have opted in and confirmed that their email address and information are correct and valid. In addition, the data would be scrubbed on a monthly basis to remove un-deliverables.  Recipients can be targeted by geographic location and through over 700 separate lifestyle and demographic selections.

•

Text Messaging Campaign. A text messaging campaign would likely consist of campaign broadcasting to “opted -in” mobile records matching certain request criteria. Tracking reports would be provided to management to show basic information such as total sent, total delivered, opt-outs and more.

•

Postal Mail Marketing. The Company is seeking to work with the largest catalog distributor in the United States to obtain the mailing addresses of over 18 million residences that receive catalogs.

•

Social Networking Sites (i.e. Facebook, Twitter). My Catalogs Online intends to utilize the social networking sites, such as Facebook, Twitter and MySpace, as a vehicle for ongoing promotions of the company by utilizing various ad placement capabilities through Facebook, Google and Microsoft Ad Center.

•

Video News Releases. My Catalogs Online is looking to obtain broadcast access across over 287 local news media broadcast affiliate stations during the 6:00pm and 11:00 pm news.

•

YouTube. My Catalogs Online is looking into its ability to be broadcast as a trailer in front of 275 of the top viewed, non-copyrighted YouTube videos. My Catalogs Online is preparing a seven to eleven second videomercial for YouTube.

•

Press Releases & Investor Relations. Every launch of a new site, will warrant a press release. Constant press is intended to drive exposure out to the community.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this prospectus, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

Risks Relating to the Early Stage of our Company

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in January 2009 but we have not yet begun full scale operations. We have not licensed or sold any substantial amount of products commercially through our websites and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $466,122 as of September 30, 2010 and we expect to continue to incur significant developmental expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to fund research and development. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2011 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our subsidiary’s business grows, we will be required to manage multiple relationships. Any further growth by us or our subsidiary, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

Risks Relating to Our Business

We will need to achieve commercial acceptance of our applications to generate revenues and achieve profitability.

Even if our development yields technologically superior sites, we may not successfully develop commercial sites, and even if we do, we may not do so on a timely basis. We cannot predict when significant commercial market acceptance for our sites and the affiliated products sold thereon will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our sites and related products, we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our sites by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with collaborative and development partners to fully develop and market our sites.

We do not possess all of the resources necessary to develop and commercialize sites and related products on a mass scale. Unless we expand our development capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative affiliates to develop and commercialize current and future sites and products.

Collaborations may allow us to:

•

generate cash flow and revenue;

•

offset some of the costs associated with our internal development; and

•

successfully commercialize site and product candidates.

If we need, but do not find appropriate affiliate arrangements, our ability to develop and commercialize sites and products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of sites and affiliate products will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

•

a development partner would likely gain access to our proprietary information, potentially enabling the partner to develop sites and affiliate products without us or design around our intellectual property;

•

we may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of our sites and affiliate products, or to their marketing and distribution; and

•

disputes may arise between us and our collaborators that result in the delay or termination of the development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

We expect to rely on third parties to manufacture or distribute the products sold and our business will suffer if they do not perform.

We do not expect to manufacture or distribute any of the products sold on our sites and third party contractors will provide manufacturing services. If these contractors/providers do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We expect to sell products and services that are provided by outside sole suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply.

We rely on third parties to support our My Catalogs Online sites, and our business will suffer if they do not provide adequate support.

A stable network of servers and routers capable of handling high internet traffic and large database driven search features is required to support My Catalogs Online sites. The database and server infrastructure is outsourced to a company designed to provide these specific services. The facility consists of a data center equipped with raised floors, backup power generation, proper cooling, network bandwidth and security, to support the infrastructure required to handle Internet traffic flow. If they do not provide the level of services and support necessary our business will suffer.

We may not be successful at marketing our sites or the underlying products.

We may not be able to market the sites or the underlying products and any financial or research efforts we exert to develop, commercialize or promote such sites and products may not result in revenue or earnings.

We may lose out to larger and better-established competitors.

The Internet and catalog industries are intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. Our sites may not be competitive with other technologies. If this happens, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our sites may be displaced by newer technology.

The Internet and catalog industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and sites obsolete or non-competitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes through the development and introduction of new sites and products. We may not have the resources to do this. If our sites or product candidates become obsolete and our efforts to secure and develop new products and sites do not result in any commercially successful sites or products, our sales and revenues will decline.

Risks Relating to our Stock

We have no firm commitments to purchase any substantial amount of shares.

We have no firm commitment for the purchase of any large quantities of shares. Therefore there is no assurance that a trading market will develop or be sustained. The Company has not engaged a placement agent or broker for the sale of the shares. The Company may be unable to identify investors to purchase the shares and may have inadequate capital to support its ongoing business obligations.

All proceeds from the sale of shares offered by the company will be and have been immediately available for use by the company.

All proceeds from the sale of shares to date, offered by the company, have been and will continue to be available for immediate use by the company. The proceeds of the sale may not be sufficient to implement the company’s business strategy.

The sale of the shares of common stock acquired in private placements could cause the price of our common stock to decline.

During 2009 and 2010, we completed financings in which we issued common stock to certain private investors. The terms of these transactions require that we file registration statements with the Securities and Exchange Commission under which the investors may resell to the public common stock acquired in these transactions.

The selling stockholders under these registration statements may sell none, some, or all of the shares of common stock acquired from us. We have no way of knowing whether or when the selling stockholders will sell the shares covered by these registration statements. Depending upon market liquidity at the time, a sale of shares covered by these registration statements at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under these registration statements, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Our shares are not currently traded on any market or exchange. We will apply to have our common stock traded over the counter; there is no guarantee that our shares will ever be quoted on the OTC Bulletin Board or listed on an exchange, which could severely impact their liquidity.

Currently our shares are not traded on any market or exchange. We are in the process for applying to have our common stock quoted via the OTC Electronic Bulletin Board. Therefore, our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock. It is possible that the company’s shares may never be quoted on the OTC Bulletin Board or listed on an exchange.

A low market price would severely limit the potential market for our common stock.

Our common stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker -dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on the OTCBB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire. The company’s shares may never be quoted on the OTC Bulletin Board or listed on an exchange.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Jerrold D. Burden, Chairman beneficially owns 76.7% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the  NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ, are those that address the board of Directors independence, audit committee oversight, and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures, and since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease office space at 6365 N.W. 6th Way, Suite 140, Fort Lauderdale, Florida, as our principal offices for $500 per month, under a written Sublease Agreement executed April 1, 2009. The lease term is month to month. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No public trading market exists for the Company's securities. No assurance can be given that an active trading market will develop in the foreseeable future. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 21, 2010, the Company had 12,375,000 shares of common stock issued and 128,500 shares issuable, par value $0.001, held by approximately 50 shareholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future.  Our Board of Directors, or Board, will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the reporting period.

On December 2, 2009, the Company filed its S-1 Registration Statement which became Effective on August 12, 2010, wherein the Company registered 2,500,000 shares of common stock for sale by the Company. The Offering is still open. The chart below represents the Use of Proceeds from the Company’s sale of 128,500 shares of its registered common stock as of September 30, 2010.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

Gross Proceeds	$25,700
Less: Offering Expenses*	0
Less: Other Expenses**	0

Net Proceeds to the Company	25,700

Use of Proceeds:
General Operational Expenses	25,700

Total	$25,700

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

There are statements in this Form 10-K that are not historical facts.  These "forward-looking statements" can be identified by use of terminology such as "believe", "hope", "may", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "positioned", "strategy", and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire 10-K document carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes n economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Form 10-K will in fact transpire.  You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

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

•

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

•

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50).  All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. During the year ended September 30, 2010, website development costs capitalized consist of costs to obtain and register Internet domains which are capitalized under ASC Section 350-30-25.

Through September 30, 2010, the capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a five-year period.  Amortization expense for the year ended September 30, 2010 was $73. For fiscal 2011 and future periods, amortization of capitalized domain names will be based on the shorter of the useful life, or the registration period of the purchased name.  For registration periods of one-year or less, the Company will immediately expense the domain names costs.

•

Impairment of Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO THE PERIOD JANUARY 26, 2009 (INCEPTION) TO SEPTEMBER 30, 2009

Revenue: The Company's revenues increased approximately 100% from $-0- during the period January 26, 2009 (inception) to September 30, 2009 as compared to $40,950 for the year ended September 30,2010 due to website development services and affiliate commissions which commenced in fiscal 2010.

Operating Expenses: The Company's operating expenses increased approximately 50% from $193,526 during the period January 26, 2009 (inception) to September 30, 2009 as compared to $290,699 for the year ended September 30, 2010.  The primary reasons for this were due to the increases in salaries, advertising and marketing, professional fees, impairment of domain names and rent.

Interest Expense: The Company's interest expense increased approximately 230% from $5,259 during the period January 26, 2009 (inception) to September 30, 2009 as compared to $17,588 for the year ended September 30, 2010 primarily due to the increase in notes payable.

The Company's net loss from operations increased approximately 29% from $193,526 during the period January 26, 2009 (inception) to September 30, 2009 as compared to $249,749 for the year ended September 30, 2010.  The primary reason for this was due to the increase in revenue, which was then offset by an increase in operating expenses such as salaries, advertising and marketing, professional fees, the impairment of domain names and rent.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $30,074 for the year ended September 30, 2010 as compared to $96,226 for the period January 26, 2009 (inception) to September 30, 2009, due to an increase in net loss offset by increases in contributed capital and impairments of domain names and website development costs along with operating increases  to various liabilities.

Net cash used in investing activities was  $61,105 for the year ended September 30, 2010 as compared to $19,172 for the period January 26, 2009 (inception) to September 30, 2009, due primarily to an increase in website development costs offset by a decrease in domain name purchases.

Net cash provided by financing activities was $108,393 for the year ended September 30, 2010 as compared to $118,000 for the period January 26, 2009 (inception) to September 30, 2009, primarily due to an increase in proceeds from the sale of common stock along with additional funding provided by the Company's officers.

As of December 21, 2010, the Company had $46,096 in cash.  The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 8 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Share-Based Transactions

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

Business Combinations and Non-controlling Interests

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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

Derivative Instruments and Hedging Activities

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages elsewhere in this report beginning on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.  CONTROLS AND PROCEDURES

Not applicable.

Item 9A(T)  CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e).  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report.  This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC.  We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Management necessarily applied its judgment in assessing the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jerrold D. Burden	58	Chairman of the Board, Chief Financial Officer, Secretary, Treasurer

Ronald Teblum	50	President & Chief Executive Officer

Dan O’Meara	51	Vice President

Directors

Jerrold D. Burden

Chairman of the Board, Director, Chief Financial Officer, Treasurer and Secretary

Jerrold D. Burden has served in the above capacities since the inception of the company. Mr. Burden is chiefly responsible for the first stage development of the company and the assembly of the initial team of experts required to launch the Company. Mr Burden has been President of Atomic Guppy, formerly known as XTX Energy since 2005 until August, 2009, when the company Atomic Guppy was acquired by Quamtel. At that time, Mr. Burden resigned as President and devoted full time to the development of MyCatalogsOnline.

Mr. Burden is a Colorado native and has been involved in the development of start-up companies since the mid-1980s. Mr. Burden has been involved in fundraising efforts for public and private companies, as well as selected charities. He has been actively involved in community projects and served as a Director of the Douglas County Economic Development Council. Mr. Burden studied in economics and business while he attended Western State College in Colorado. He is also a veteran of the armed services and was honorably discharged in 1974.

Executive Officers

Ronald Teblum

President & Chief Executive Officer

Ronald Teblum has been President and Chief Executive Officer and President of My Catalogs Online since April, 2009. Prior to that time, from 1985 to present, Mr. Teblum has served as President of Mars Research. Mars Research specializes in both quantitative and qualitative research, providing marketing and research services to a large array of businesses in a broad range of industries ranging from small start-up organizations to Fortune 100 companies. These include internationally-known companies such as Burger King, and state-wide companies such as the Florida Tourism Board. Most recently, the company has worked with Burger King Corporation to develop a cutting edge taste test research facility in South Florida.

Mr. Teblum has served as Chief Architect behind Mars Research’s interactive touch screen and online recruiting survey software used to automate the process for taste test respondents at the Burger King testing facility, including setting up a 50 seat call center for National Opinion Research Services.

Mr. Teblum has devoted a substantial amount of time and resources to the development of My Catalogs Online, which is also located within the marquee building of Mars Research and Marketing.

Mr. Teblum graduated Rutgers University in 1981 with a degree in Accounting. He started at a young age and has continued studies in programming, building computer systems and Windows networks, as well as web development.

Dan O’Meara

VP, Investor Relations

Dan O’Meara has served as Vice President of MyCatalogsOnline since its inception. Mr. O’Meara is the owner of Colorado Franchise of Assist2Sell Real Estate. Mr. O’Meara has been the franchise owner since 2000 until present. Mr. O’Meara dedicates only a portion of his time to the development of MyCatalogsOnline.

Dan O’Meara is a graduate of The Ohio State University with a B.S. and M.S. and the University Of Colorado School Of Law. His law career focused on transactional and financing practice.

Dirk Lewis

Chief Technical Advisor

Mr. Lewis has taken a role in My Catalogs Online, serving as the company’s Chief Technical Advisor. From February 2009 to the present, Mr. Lewis has been Senior Software Developer/Director of Application Development for VideoHooHaa, LLC, where he developed websites for customers through a close collaboration to ensure that the site met their specific business needs and personal tastes.

From 2008 to February 2009, Mr. Lewis was the Senior Software Developer/Director of Application

Development for Proxense where he was a member of a small start up development team focused on the creation of proximity based tracking systems. From 2006 to 2008, Mr. Lewis was the Senior Software Developer for Crossmatch where he was the lead for a biometrics company that handled the capture of biometric and personal data for government and private agencies. From 2005 to 2006, Mr. Lewis was the Development Manager Counterspy Consumer Anti-Spyware for Sunbelt Software where he led a team of seven developers who focused on the development and release of cutting -edge anti-spyware applications. From 2001 to 2004, Mr. Lewis was the Senior Software Architect and Development Lead for Lydian Data Services where he designed, developed and deployed the backend and middle component of a mortgage management system.

Mr. Lewis was in the United States Army from 1983 to 1992, where he was a Flight Team Leader responsible for 8 soldiers and $20 million in aircraft and aircraft support assets and developed application tools to assist Production Control and Quality Control in the daily tracking of aircraft support.

Family Relationships. There are no family relationships among the directors and executive officers of the company.

Corporate Governance:

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to My Catalogs Online, Inc., Attn: Chief Financial Officer, 6365 N.W. 6 th Way, Suite 140, Fort Lauderdale, FL 33309.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer and our other executive officers during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation
Jerrold D. Burden Chairman of the Board, CFO,	2010	$48,000	0		0	0	0	0	$48,000
Secretary, Treasurer	2009	$64,000	0		0	0	0	0	$64,000

Ronald Teblum	2010	$12,000	0		0	0	0	0	$12,000
President & Chief Executive Officer	2009	$12,000	0	$12,000*	0	0	0	0	$24,000

Christina M. Rosario	2010	0	0		0	0	0	0	0
Former Chief Operating Officer	2009	0	0	$5,000**	0	0	0	0	$5,000

Dan O ’Meara	2010	0	0		0	0	0	0	0
Vice President	2009	0	0	$5,000**	0	0	0	0	$5,000

* Stock issuances for deferred salary incentive (See note 9 in accompanying financial statements for valuation assumptions)

** Stock issuances for services rendered (See note 9 in accompanying financial statements for valuation assumptions)

Deferred Salary. There are two written deferred salary agreements in place at this time evidenced by promissory notes for accrued salaries through September 30, 2010. Effective April 1, 2010, the officers and directors of the company that were receiving deferred salaries have elected to forgo any further compensation from the company.

Stock Awards. Stock issuances include incentive for deferred salary and for services rendered, including the formation of the company, development of the business and operating model, market research, general day-to-day operations, investor relations, technology development and oversight, stock was issued to executives of the company as illustrated in the table.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2010.

Compensation of  Directors. We currently have no non-employee directors and two employee directors and no compensation was paid to these directors in the period ended September 30, 2010. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Audit, Compensation and Nominating Committees. As noted above, the company’s shares may never be quoted on the OTC Bulletin Board or listed on an exchange. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of one member who is not considered independent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2010 , certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

Jerrold D. Burden		10,000,000	76.7%
Ron Teblum		2,000,000	15.3%
Dan O’Meara		50,000	0.4%
All Directors and Officers as a Group (3 persons)		12,050,000	92.4%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 21, 2010 (13,042,500).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has notes payable to two officers (CEO and CFO) aggregating $117,500 and $40,692 respectively as of September 30, 2010. Total amounts due the officers as of September 30, 2009 was $108,000.  During fiscal 2010, the Company repaid $16,000 related to these notes. Both notes bear interest at 12% per year and are payable on demand. Interest expense on these notes for the years ended September 30, 2010 and 2009 was $17,353 and $5,259 respectively. Accrued interest due under these notes was $22,847 and $5,259 at September 30, 2010 and 2009 respectively.

Two officers (CEO and CFO) of the Company have agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. Accrued salaries at September 30, 2010 and 2009 was $136,000 and $76,000 respectively. The related expense for the years then ended was $120,000 and $76,000 respectively.  On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.

The Company sub-leases office space from a company which is affiliated with an officer (CEO) of the company.  The lease agreement provides for monthly rental of $500, on a month to month basis, and payable in cash or common stock. Accrued rent, at September 30, 2010 was $9,000 along with rent expense for the year then ended.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO.  The Company incurred $7,200 of expense to this affiliated Company during fiscal 2010 for website development services.  These costs are included in accrued expenses related party in the accompanying balance sheet.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2010 and our prior independent registered public accounting firm in 2009, Kramer Weisman and Associates, LLP, were approved by the Board of Directors.  The following table shows the fees for the year ended September 30, 2010 (performed by Salberg & Company, P.A.) and fees for the year ended September 30, 2009 (performed by Kramer Weisman and Associates, LLP.).

	2010	2009
Audit Fees (1)	$17,377	$3,000
Audit Related Fees (2)	$2,436	$4,000
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2010 or Kramer Weisman and Associates, LLP during 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Type
31.1	Certification of Principal Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Catalogs Online, Inc.

Date: December 22, 2010	By: /s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

My Catalogs Online, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of My Catalogs Online, Inc. and Subsidiary at September 30, 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of My Catalogs Online, Inc. and Subsidiary as of September 30, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2010 of $267,337 and $30,074, respectively, and has a stockholders' deficit and an accumulated deficit of $315,921 and $466,122, respectively, at September 30, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

December 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

My Catalogs Online, Inc. and Subsidiary

Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheet of My Catalogs Online, Inc. and Subsidiary as of September 30, 2009 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the period from inception (January 26, 2009) to September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of My Catalogs Online, Inc. and Subsidiary as of September 30, 2009, and the results of their operations and their cash flows for the period from inception (January 26, 2009) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a loss from continuing operations of $198,785 and a net loss of $198,785 for the period from January 26, 2009 (date of inception) to September 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer Weisman and Associates, LLP

Davie, Florida

March 8, 2010

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30 2010	September 30, 2009

ASSETS
Current Assets
Cash	$19,816	$2,602
Accounts receivable	2,000	-
Employee advance	-	700
Total current assets	21,816	3,302

Domain names	-	19,172

Total Assets	$21,816	$22,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$3,808	$-
Accrued expenses - related parties	39,737	5,259
Accrued salary - promissory notes	136,000	76,000
Notes Payable - related parties	158,192	108,000
Total current liabilities	337,737	189,259

Commitments and Contingencies (Note 11)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 12,375,000 and 12,150,000 issued and outstanding at September 30, 2010 and 2009, respectively	12,375	12,150
Common stock issuable, $0.001 par value; 128,500 and zero issuable at September 30, 2010 and 2009, respectively	129	-
Additional paid-in capital	137,697	29,850
Stock Subscription receivable	-	(10,000)
Accumulated Deficit	(466,122)	(198,785)
Total stockholders’ deficit	(315,921)	(166,785)

Total Liabilities and Stockholders’ Deficit	$21,816	$22,474

The accompanying notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the year ended September 30, 2010	For the Period From January 26, 2009 (Inception) to September 30, 2009

Revenues:
Affiliate Commissions	$285	$-
Website Development services	40,665	-
Total Revenues	40,950	-

Operating Expenses:
Internet & Hosting services	16,167	5,577
Programming & development	71,314	76,741
Advertising & marketing	18,668	1,907
Office and administrative	8,669	5,993
Travel & entertainment	3,500	3,241
Professional fees	19,237	12,067
Amortization	73	-
Impairment of domain names	24,071	-
Salaries	120,000	88,000
Rent - related party	9,000	-
Total Operating Expenses	290,699	193,526

Loss From Operations	(249,749)	(193,526)

Other Expense
Interest expense	17,588	5,259
Total Other Expense	17,588	5,259

Net loss	$(267,337)	$(198,785)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
W Weighted average number of common shares - Basic and Diluted	12,335,249	10,165,625

The accompanying notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Deficit

For the Year ended September 30, 2010 and For the Period from Inception

(January 26, 2009) to September 30, 2009

	Common Stock Issuable (shares)	Common Stock Issuable Par Value	Common Stock (Shares)	Common Stock Par Value	Additional Paid-in Capital	Stockholder Subscription Receivable	Accumulated Deficit	Total

Issuance of shares of common stock for stock subscription Receivable	-	$ -	10,000,000	$ 10,000	$ -	$ (10,000)	$ -	$ -

Common stock issued for cash	-	-	50,000	50	9,950	-	-	10,000

Common stock issued for services	-	-	2,100,000	2,100	19,900	-	-	22,000

Net loss	-	-	-	-	-	-	(198,785)	(198,785)

Balance at September 30, 2009	-	-	12,150,000	12,150	29,850	(10,000)	(198,785)	(166,785)

Payment for stock subscription receivable	-	-	-	-	-	10,000	-	10,000

Common stock issued for cash	128,500	129	175,000	175	42,897		-	43,201

Common stock issued for conversion of convertible note payable	-	-	50,000	50	4,950	-	-	5,000

Contributed capital	-	-	-	-	60,000	-	-	60,000

Net loss	-	-	-	-	-	-	(267,337)	(267,337)
Balance at September 30, 2010	128,500	$ 129	12,375,000	$12,375	$ 137,697	$ -	$ (466,122)	$(315,921)

The accompanying notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year ended September 30, 2010	For the period from January 26, 2009 (Inception To September 30, 2009
Cash flows used in Operating Activities:
Net loss	$(267,337)	$(198,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of domain names	73	-
Impairment of Domain names	24,071	-
Impairment of website development costs	56,133	-
Write-off of employee receivable	700	-
Contributed capital	60,000
Stock issued for services	-	22,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,000)	-
(Increase) in employee advance	-	(700)
Increase in accrued expenses	3,805	-
Increase in accrued expenses-related party	94,481	81,259
Net cash used in operating activities	(30,074)	(96,226)

Cash flows used in Investing Activities:
Website development costs	(56,133)	-
Purchase of domain names	(4,972)	(19,172)
Net cash used in investing activities	(61,105)	(19,172)

Cash flows provided by Financing Activities:
Proceeds from sale of common stock	43,201	10,000
Proceeds from stock subscription receivable	10,000	-
Repayment of notes payable-related parties	(16,000)	-
Proceeds from notes payable-related parties	71,192	108,000
Net cash provided by financing activities	108,393	118,000

Increase in cash during the year	17,214	2,602

Cash, beginning of year	2,602	-

Cash, end of year	$19,816	$2,602

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Convertible Note Payable into Common Stock	$5,000	$-
Common stock issued for stock subscription receivable	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Catalog Enterprises, Inc.  All material inter-company transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the allowance for doubtful accounts, valuation of intangible assets, estimates of amortization period for intangible assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts as needed. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No allowance was deemed necessary at September 30, 2010 as all outstanding accounts receivable we subsequently collected after year-end.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50).  All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. During the year ended September 30, 2010, website development costs capitalized consist of costs to obtain and register Internet domains which are capitalized under ASC Section 350-30-25.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Through September 30, 2010, the capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a five-year period.  Amortization expense for the year ended September 30, 2010 was $73. For fiscal 2011 and future periods, amortization of capitalized domain names will be based on the shorter of the useful life, or the registration period of the purchased name.  For registration periods of one-year or less, the Company will immediately expense the domain names costs.

Impairment of Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value Measurements

We measure our financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America.  For certain of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans the carrying amounts approximate fair value due to their short maturities.

Effective upon inception, we adopted accounting guidance for financial assets and liabilities (ASC 820).  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.

We currently measure and report at fair value our intangible assets which are non-financial assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method for 2010 and cost method for 2009.  The Company could not project positive cash flow for valuation purposes related to domain names and website development costs and therefore, 100% impairment was recorded in 2010.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website Development Costs	$-	$-	$-	$-
Domain Names	-	-	-	-
Total Non-Financial Assets	$-	$-	$-	$-

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Following is a summary of activity for assets measured under level 3 through September 30, 2010 of the fair value of intangible assets:

Balance at September 30, 2009	$19,172
Fair value recorded for additional domain purchases in fiscal 2010	4,972
Amortization of domain names	(73)
Change in fair value included in net loss	(24,071)
Ending balance at September 30, 2010	$-

Share Based Compensation

Upon formation, the Company adopted ASC 718-20-10; Share Based Payment (formerly SFAS No. 123R) which establishes the financial accounting and reporting standards for stock-based compensation. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions as an expense. Stock based compensation is measured at fair value at the time of the grant.

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

•

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

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $18,668 in 2010 and $1,907 in 2009.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10 "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2010, tax years 2010 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Additionally, upon inception, the Company adopted ASC 740-10 which provided guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position and clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. This adoption did not have an impact on the accompanying consolidated financial statements.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As of September 30, 2010 and 2009, there were no potentially dilutive securities.  As a result, the basic and diluted per share amounts for all periods presented are identical.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Share-Based Transactions

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

Business Combinations and Non-controlling Interests

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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

Derivative Instruments and Hedging Activities

Effective upon the Company's inception, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

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

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements for the year ended September 30, 2010, the Company had a net loss of $267,337 and cash used in operations of $30,074.  At September 30, 2010, the Company had a working capital deficit of $315,921, a stockholders' deficit of $315,921, and an accumulated deficit of $466,122.  In addition, the Company has had minimal revenue generating activities in fiscal 2010.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.  Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.

Note 3 – Accounts Receivable

As of September 30, 2010, accounts receivable in the amount of $2,000 consisted of an amount due from one customer related to website development services performed by the Company.  The Company had no accounts receivable as of September 30, 2009.   As of September 30, 2010, the Company had not recorded an allowance for doubtful accounts as all amounts due were considered fully collectible.

Note 4 – Domain Names

The Company capitalized costs associated with the direct purchase of internet domain names.  As of September 30, 2010, the Company owned approximately 1,100 internet domain names.  The Company paid $19,172 in fiscal 2009 and $4,971 in fiscal 2010 for the rights to these domain names.  The costs associated with these purchases allow the Company to maintain exclusive rights to the name for an average of one year. However, certain domain names have been purchased for a period of over a year.  The Company began amortizing these costs over a term of 5 years during fiscal 2010.  Total amortization expense associated with these capitalized costs in fiscal 2010 was $73.  As of September 30, 2010, the Company conducted its annual impairment analysis on the domain names.  After further review, it was determined that the asset life was the paid registration period for the domain names or one year.  Accordingly, the Company impaired $24,071 of costs association with the domain names in fiscal 2010.

The company also capitalized costs associated with developing content for certain websites in the amount of $56,133 during the year ended September 30, 2010. These development costs were immediately impaired during 2010, and included in programming & development expense as there was no basis to support future positive cash flows.

Note 5 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	September 30, 2010	September 30, 2009
Accrued rent - related party	$9,000	$-
Accrued interest - related party	22,847	5,259
Other accrued expenses - related party	7,890	-
Total accrued expenses - related party	$39,737	$5,259

Note 6 – Convertible Note Payable

In December 2009, the Company issued a convertible note payable for $5,000 in exchange for cash.  The term of the convertible note was for a term of one year, was unsecured, and accrued interest at a rate of 8%. The principal portion of the note is convertible into common stock at a conversion amount equal to the outstanding principal at the time of conversion based on the per share fair market value of the common stock at the time of conversion. The Company evaluated ASC 815 and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability because  the Company was privately held and its stock was not publicly traded and no market existed.  Therefore, the underlying conversion shares were not readily convertible to cash which is a criteria for derivative treatment.  Furthermore, there was no beneficial conversion feature value at the note date as the value of the quantity of shares to be issued will always be equal to the debt value.  The note was converted into 50,000 shares of common stock on April 30, 2010 (see Note 9).

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Note 7 – Notes Payable Related Parties

The Company has notes payable to two officers aggregating $117,500 and $40,692 respectively as of September 30, 2010. Total amounts due the officers as of September 30, 2009 was $108,000.  During fiscal 2010, the Company repaid $16,000 related to these notes. Both notes bear interest at 12% per year and are unsecured and payable on demand. Interest expense on these notes for the years ended September 30, 2010 and 2009 was $17,353 and $5,259 respectively. Accrued interest due under these notes was $22,847 and $5,259 at September 30, 2010 and 2009 respectively and is included in accrued interest related parties in the accompanying balance sheet.

Note 8 – Related Party Transactions

The Company has loans outstanding to its officers, (see Note 7) along with accrued expenses due related parties (see Note 5).

Two officers of the Company have agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. Accrued salaries at September 30, 2010 and 2009 was $136,000 and $76,000 respectively. The related expense for the years ended September 30, 2010 and 2009 was $120,000 and $76,000 respectively.  On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.  The company recorded contributed capital for services performed without compensation since April 1, 2010 of $60,000 for the year ended September 30, 2010 based on the previous employment agreements.

The Company sub-leases office space from a company which is affiliated with an officer of the company.  The lease agreement provides for monthly rental of $500, on a month to month basis, and payable in cash or common stock. Accrued rent, which is included in accrued expenses related party in the accompanying balance sheet, at September 30, 2010 was $9,000 along with rent expense for the year then ended.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO.  The Company incurred $7,200 of expense to this affiliated Company during fiscal 2010 for website development services.  These costs are included in accrued expenses related party in the accompanying balance sheet.

Note 9 – Stockholders' Deficit

Common stock issued for cash:

Upon its inception, the Company issued 10,000,000 shares of common stock to a director and officer for a stock subscription receivable of $10,000.

In July 2009, the Company issued 50,000 shares of common stock at a price of $0.20 per share.  The Company received $10,000 as a result of the investment.

In October of 2009, as a result of a subscription agreement entered into, the Company issued 100,000 shares of common stock at $0.10 per share for total proceeds of $10,000.

In November of 2009, the Company received a $10,000 payment for the subscription receivable.

In December of 2009, as a result of two subscription agreements entered into, the Company issued a total of 75,000 shares of common stock at $0.10 per share for total proceeds of $7,500.

In September of 2010, the Company received executed subscription agreements for a total of 128,500 shares of common stock at $0.20 per share for total proceeds of $25,700.  These shares had not been issued by the transfer agent as of September 30, 2010 and are accordingly, shown as issuable on the accompanying consolidated balance sheet.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

Common stock issued for conversion of convertible debt:

In April of 2010, the holder of a convertible note payable elected to convert the note into shares of common stock.  Based on the conversion terms of the note, 50,000 shares of common stock were issued to convert the $5,000 balance of note or at a conversion rate of $0.10 per share.   (See note 6)

Common stock issued for services:

In September 2009, the Company issued 2,000,000 shares of common stock to an officer of the Company as compensation as an incentive to defer his salary and not in lieu thereof. The total value of the shares issued was based on the value of the compensation deferred of $12,000.

In September of 2009, the Company issued 100,000 shares of stock to consultants for services provided at $0.10 per share. The total value issued was based on the value of the services provided.

Contributed capital:

As a result of the Company's officers deferring salaries until the Company is more financially stable, the Company recorded $60,000 of contributed capital for the six months ended September 30, 2010. The value of these services were derived form the officers prior employment agreements. (See Note 8.)

Note 10 – Income Taxes

There was no income tax expense in 2010  due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

2010
Tax benefit at the United States statutory rate	$(90,895)
State income tax, net of federal benefit	(10,517)

Meals	595
Change in valuation allowance	100,817

Income tax expense (benefits)	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

2010
Net operating loss carryforward	$85,210
Accrued salary	51,626
Impairment expense	30,445
Amortization expense	28
Valuation allowance	(167,309))

Net deferred tax assets	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At September 30, 2010 the Company has net operating losses (NOL) of approximately $224,500 that will expire from 2029 to 2030.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2010

and the Period from January 26, 2009 (Inception) to September 30, 2009

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2010 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2010. The valuation allowance as of September 30, 2010 was approximately $167,300. The net change in the valuation allowance during the year ended September 30, 2010 was an approximate increase of $100,800.

Note 11 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2010 and 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 12 – Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts from inception through September 30, 2010.  As of September 30, 2010 and 2009, there were no amounts greater than the federally insured limits.

The Company is currently producing revenue primarily from one revenue stream, website development services.

One customer accounted for approximately 95% of the revenue for the year ended September 30, 2010. Another customer accounted for the additional 5%.

As of September 30, 2010, one customer accounted for 100% of accounts receivable.

Since inception, two related party lenders have provided 100% debt related funding to the Company.

Note 13 – Subsequent Events

During the period from October 1, 2010 through December 21, 2010, the Company sold 539,000 shares of common stock at $0.20 per share for gross proceeds of $107,800.

The Company has repaid $29,000 subsequent to September 30, 2010 related to the notes payable related parties as described in Note 7.