Form 10-Q
period 2010-12-31
MY CATALOGS ONLINE, INC.
filed 2011-01-31
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

MY CATALOGS ONLINE, INC.

(Exact name of registrant as specified in its charter)

Nevada	5961	26-4170100
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

6365 N.W. 6th Way, Suite 140

Fort Lauderdale, FL 33309

(954) 903-9373

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Kimberly L. Graus, Esq.

4949 SR 64 E, #141

Bradenton, Florida 34208

(941) 747-5290

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2011
Common stock, $0.001 par value	13,162,800

TABLE OF CONTENTS

Page
PART I. - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements	1

(a) Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	1

(b) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2010 (unaudited) and the Three Months Ended December 31, 2009 (unaudited)	2

(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 (unaudited) and the Three Months Ended December 31, 2009 (unaudited)	3

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. (Removed and Reserved)	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	12

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$93,596	$19,816
Accounts receivable	750	2,000
Total current assets	94,346	21,816

Total Assets	$94,346	$21,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$7,000	$3,808
Accrued expenses - related parties	44,402	39,737
Accrued salary promissory notes	136,000	136,000
Notes Payable - related parties	124,692	158,192
Total current liabilities	312,094	337,737
Commitments and Contingencies (Note 7)
Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,162,800 and 12,375,000 issued and outstanding at December 31, 2010 and September 30, 2010, respectively.	13,163	12,375
Common stock issuable, $0.001 par value; zero and 128,500 issuable at December 31, 2010 and September 30, 2010, respectively.	-	129
Additional paid-in capital	298,897	137,697
Stock Subscription receivable	(1,000)	-
Accumulated Deficit	(528,808)	(466,122)
Total stockholders’ deficit	(217,748)	(315,921)

Total Liabilities and Stockholders’ Deficit	$94,346	$21,816

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31,

	2010	2009

Revenues:
Affiliate Commissions	$130	$-
Website Development services	1,500	11,660
Total Revenues	1,630	11,660

Operating Expenses:
Internet & Hosting services	484	52
Programming & development	2,610	15,180
Domain names	1,744	-
Office and administrative	4,752	2,807
Professional fees	19,216	2,290
Amortization	-	7
Salaries	30,000	30,000
Rent - related party	1,500	5,000
Total Operating Expenses	60,306	55,336

Loss From Operations	(58,676)	(43,676)

Other Expense
Interest expense	4,010	3,558
Total Other Expense	4,010	3,558

Net loss	$(62,686)	$(47,234)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and Diluted	12,731,230	10,000,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31,

	2010	2009
Cash flows from Operating Activities:
Net loss	$(62,686)	$(47,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	7
Impairment of website development costs	2,610	-
Contributed capital	30,000	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,250	-
Decrease in employee advance	-	700
Increase in accrued expenses	7,856	34,034
Net cash used in operating activities	(20,970)	(12,493)

Cash flows from Investing Activities:
Website development costs	(2,610)	-
Net cash used in investing activities	(2,610)	-

Cash flows from Financing Activities:
Proceeds from sale of common stock	130,860	7,500
Proceeds from stock subscription receivable	-	10,000
Proceeds from convertible note payable	-	5,000
Payments on notes payable - related parties	(33,500)	-
Net cash provided by financing activities	97,360	22,500

Increase in cash during the period	73,780	10,007

Cash, beginning of the period	19,816	2,602

Cash, end of the period	$93,596	$12,609

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscription receivable	$1,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Notes to condensed consolidated financial statements

December 31, 2010

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three months ended December 31, 2010, and the financial position as of December 31, 2010, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 27, 2010. The September 30, 2010 balance sheet is derived from those financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Catalog Enterprises, Inc. All material inter-company transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications were not material in the first quarter of 2011.

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the estimate for the allowance for doubtful accounts, valuation of intangible assets, valuation of equity based transactions and the valuation allowance on deferred tax assets.

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Notes to condensed consolidated financial statements

December 31, 2010

(Unaudited)

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

We currently measure and report at fair value our intangible assets which are non-financial assets. The fair value of intangible assets has been determined using the present value of estimated future cash flows method for 2011. The Company could not project positive cash flow for valuation purposes related to website development costs and therefore, 100% impairment was recorded in 2011. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website Development Costs	$-	$-	$-	$-
Total Non-Financial Assets	$-	$-	$-	$-

Following is a summary of activity for assets measured under level 3 through December 31, 2010 of the fair value of intangible assets:

Balance at September 30, 2010	$-
Fair value recorded for additional website development costs in fiscal 2011	2,610
Change in fair value included in net loss	(2,610)
Ending balance at December 31, 2010	$-

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Notes to condensed consolidated financial statements

December 31, 2010

(Unaudited)

Recently Issued Accounting Pronouncements

Share-Based Transactions

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

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2010, the Company had a net loss of $62,686 and cash used in operations of $20,970. At December 31, 2010, the Company had a working capital deficit of $217,748, a stockholders' deficit of $217,748, and an accumulated deficit of $528,808. In addition, the Company has had minimal revenue generating activities in fiscal 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	December 31, 2010	September 30, 2010
Accrued rent - related party	$10,500	$9,000
Accrued interest - related party	26,702	22,847
Other accrued expenses - related party	7,200	7,890
Total accrued expenses - related party	$44,402	$39,737

Note 4 – Notes Payable Related Parties

The Company has notes payable to two officers aggregating $86,000 and $38,692 respectively as of December 31, 2010. Total amounts due the officers as of December 31, 2010 was $124,692. During fiscal 2011, the Company repaid $33,500 related to these notes. Both notes bear interest at 12% per year and are payable on demand. Interest expense on these notes for the three months ended December 31, 2010 was $4,010 and accrued interest was $26,702 at December 31, 2010 and is included in accrued expenses - related party (See Note 3).

Note 5 – Related Party Transactions

The Company has loans outstanding to its officers, see Note 4, and other payables due related parties as described in Note 3.

Two officers of the Company have agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, in April 2009, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially stable. The company recorded contributed capital of $30,000 for contributed services for the three months ended December 31, 2010 based on the previous employment agreements. Accrued salary promissory notes at December 31, 2010 were $136,000.

The Company leases office space from a company which is affiliated with an officer of the company. The lease agreement provides for a monthly rental of $500, which is deferred and has not been paid. Accrued rent at December 31, 2010 was $10,500 and included in accrued expenses - related party as described in Note 3.

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Notes to condensed consolidated financial statements

December 31, 2010

(Unaudited)

Note 6 – Stockholders Deficit

Common stock issued for cash:

During the three months ended December 31, 2010, the Company received executed subscription agreements for a total of 659,300 shares of common stock at $0.20 per share for total proceeds of $130,860 and a subscription receivable of $1,000.

Contributed capital:

The Company recorded $30,000 of contributed capital for the three months ended December 31, 2010. (See Note 5)

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer accounted for 92% of the total revenue for the three months ended December 31, 2010.

Note 9 – Subsequent Event

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

Revenue: The Company's revenues decreased approximately 86% from $11,660 during the three months ended December 31, 2009 as compared to $1,630 for the three months ended December 31, 2010 due to a decrease in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses increased approximately 9% from $55,336 during the three months ended December 31, 2009 as compared to $60,306 for the three months ended December 31, 2010 due to an increase in professional fees partially offset by a reduction in programming and development costs.

Interest Expense: The Company's interest expense increased approximately 13% from $3,558 during the three months ended December 31, 2009 as compared to $4,010 for the three months ended December 31, 2010 primarily due to a larger principal balance on the notes payable.

Net loss from operations: The Company's net loss from operations increased approximately 34% from $43,676 during the three months ended December 31, 2009 as compared to $58,676 for the three months ended December 31, 2010. The primary reason for this was due to the increase in professional fees partially offset by a reduction in programming and development costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $20,970 for the three months ended December 31, 2010 as compared to $12,493 for the three months ended December 31, 2009, due to an increase in net loss for the period and offset by contributed capital and a decrease in accrued expenses.

Net cash used in investing activities was $2,610 for the three months ended December 31, 2010 as compared to $-0- for the three months ended December 31, 2009, due to an increase in website development costs.

Net cash provided by financing activities was $97,360 for the three months ended December 31, 2010 as compared to $22,500 for the three months ended December 31, 2009, primarily due to an increase in proceeds from the sale of common stock.

As of January 27, 2011, the Company had approximately $60,000 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 5 to the unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

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

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Catalogs Online, Inc.

Date: January 28, 2011	By:	/s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President