Form 10-Q
period 2011-03-31
MY CATALOGS ONLINE, INC.
filed 2011-05-12
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common stock, $0.001 par value	13,162,800

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$32,848	$19,816
Accounts receivable	-	2,000
Total current assets	32,848	21,816

Total Assets	$32,848	$21,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$3,300	$3,808
Accrued expenses - related parties	49,166	39,737
Accrued salary promissory notes	166,000	136,000
Notes Payable - related parties	101,692	158,192
Total current liabilities	320,158	337,737
Commitments and Contingencies (Note 7)
Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,162,800 and 12,375,000 issued and outstanding at March 31, 2011 and September 30, 2010, respectively.	13,163	12,375
Common stock issuable, $0.001 par value; zero and 128,500 issuable at March 31, 2011 and September 30, 2010, respectively.	-	129
Additional paid-in capital	298,897	137,697
Accumulated Deficit	(599,370)	(466,122)
Total stockholders’ deficit	(287,310)	(315,921)

Total Liabilities and Stockholders’ Deficit	$32,848	$21,816

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the six months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010

Revenues:
Affiliate Commissions	$141	$74	$11	$74
Website Development services	8,490	18,086	6,990	6,426
Total Revenues	8,631	18,160	7,001	6,500

Operating Expenses:
Internet & hosting services	967	15,199	484	15,147
Programming & development	12,650	43,161	10,040	27,981
Advertising & marketing	400	15,169	400	15,169
Domain names	3,252	-	1,508	-
Office and administrative	14,419	8,148	9,666	5,341
Professional fees	39,916	5,345	20,700	3,055
Amortization	-	15	-	8
Salaries	60,000	60,000	30,000	30,000
Rent - related party	3,000	6,500	1,500	1,500
Total Operating Expenses	134,604	153,537	74,298	98,201

Loss From Operations	(125,973)	(135,377)	(67,297)	(91,701)

Other Income (Expense)
Interest expense	(7,275)	(8,454)	(3,265)	(4,896)
Total Other Expense	(7,275)	(8,454)	(3,265)	(4,896)

Net loss	$(133,248)	$(143,831)	$(70,562)	$(96,597)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and Diluted	12,914,660	12,295,442	13,162,800	12,325,000

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
	2011	2010
Cash flows from Operating Activities:
Net loss	$(133,248)	$(143,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	15
Impairment of website development costs	2,610	-
Contributed capital	30,000	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,000	-
Decrease in employee advance	-	700
Increase in accrued salary promissory notes	30,000	60,000
Increase in accrued expenses	8,920	14,954
Net cash used in operating activities	(59,718)	(68,162)

Cash flows from Investing Activities:
Website development costs	(2,610)	(882)
Net cash used in investing activities	(2,610)	(882)

Cash flows from Financing Activities:
Proceeds from sale of common stock	131,860	17,500
Proceeds from stock subscription receivable	-	10,000
Proceeds from convertible note payable	-	5,000
Proceeds from notes payable - related parties	-	37,000
Payments on notes payable - related parties	(56,500)	-
Net cash provided by financing activities	75,360	69,500

Increase in cash during the period	13,032	456

Cash, beginning of the period	19,816	2,602

Cash, end of the period	$32,848	$3,058

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

March 31, 2011

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and six months ended March 31, 2011, and the financial position as of March 31, 2011, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Reclassifications

Certain amounts in the accompanying 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications were not material.

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

March 31, 2011

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

We currently measure and report at fair value our intangible assets which are non-financial assets. The fair value of intangible assets has been determined using the present value of estimated future cash flows method for 2011. The Company could not project positive cash flow for valuation purposes related to website development costs and therefore, 100% impairment was recorded in 2011. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website Development Costs	$-	$-	$-	$-
Total Non-Financial Assets	$-	$-	$-	$-

Following is a summary of activity for assets measured under level 3 through March 31, 2011 of the fair value of intangible assets:

Balance at September 30, 2010	$-
Fair value recorded for additional website development costs in fiscal 2011	2,610
Change in fair value included in net loss	(2,610)
Ending balance at March 31, 2011	$-

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

March 31, 2011

(Unaudited)

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended March 31, 2011, the Company had a net loss of $133,248 and cash used in operations of $59,718. At March 31, 2011, the Company had a working capital deficit of $287,310, a stockholders' deficit of $287,310, and an accumulated deficit of $599,370. In addition, the Company has had minimal revenue generating activities in fiscal 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	March 31, 2011	September 30, 2010
Accrued rent - related party	$12,000	$9,000
Accrued interest - related party	29,966	22,847
Other accrued expenses - related party	7,200	7,890
Total accrued expenses - related party	$49,166	$39,737

Note 4 – Notes Payable Related Parties

The Company has notes payable to two officers aggregating $66,500 and $35,192 respectively as of March 31, 2011. Total amounts due the officers as of March 31, 2011 was $101,692. During fiscal 2011, the Company repaid $56,500 related to these notes. Both notes bear interest at 12% per year and are payable on demand. Interest expense on these notes for the six months ended March 31, 2011 was $7,275 and accrued interest was $29,966 at March 31, 2011 and is included in accrued expenses - related party (See Note 3).

Note 5 – Related Party Transactions

The Company has loans outstanding to its officers, see Note 4, and other payables due related parties as described in Note 3.

Two officers of the Company had previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, in April 2009, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially stable. The company recorded contributed capital of $30,000 for contributed services for the three months ended December 31, 2010 based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. Accrued salary promissory notes at March 31, 2011 was $166,000.

The Company leases office space from a company which is affiliated with an officer of the company. The lease agreement provides for a monthly rental of $500, which is deferred and has not been paid. Accrued rent at March 31, 2011 was $12,000 and included in accrued expenses - related party as described in Note 3.

Note 6 – Stockholders Deficit

Common stock issued for cash:

During the three months ended December 31, 2010, the Company received executed subscription agreements for a total of 659,300 shares of common stock at $0.20 per share for total proceeds of $130,860 and a subscription receivable of $1,000 which was subsequently collected during the three months ended March 31, 2011.

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

March 31, 2011

(Unaudited)

Contributed capital:

The Company recorded $30,000 of contributed capital for the six months ended March 31, 2011. (See Note 5)

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer accounted for 68% of the total revenue for the six months ended March 31, 2011.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenue: The Company's revenues increased approximately 8% from $6,500 during the three months ended March 31, 2010 as compared to $7,001 for the three months ended March 31, 2011 due to an increase in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 24% from $98,201 during the three months ended March 31, 2010 as compared to $74,298 for the three months ended March 31, 2011 due to a decrease in advertising and marketing, decrease in internet and hosting expense, and a decrease in programming and development costs, partially offset by an increase in professional fees.

Interest Expense: The Company's interest expense decreased approximately 33% from $4,896 during the three months ended March 31, 2010 as compared to $3,265 for the three months ended March 31, 2011 primarily due to a decrease in notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 27% from $91,701 during the three months ended March 31, 2010 as compared to $67,297 for the three months ended March 31, 2011. The primary reason for this was due to a decrease in programming and development costs, decrease in internet and hosting activity, and a decrease in advertising and marketing, partially offset by an increase in professional fees.

FOR THE SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2010

Revenue: The Company's revenue decreased approximately 52% from $18,160 during the six months ended March 31, 2010 as compared to $8,631 for the six months ended March 31, 2011 due to a decrease in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 12% from $153,537 during the six months ended March 31, 2010 as compared to $134,604 for the six months ended March 31, 2011 due to a decrease in advertising and marketing, a decrease in internet and hosting activity, and a decrease in programming and development costs, partially offset by an increase in professional fees.

Interest Expense: The Company's interest expense decreased approximately 14% from $8,454 during the six months ended March 31, 2010 as compared to $7,275 for the six months ended March 31, 2011 primarily due to a decrease in notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 7% from $135,377 during the six months ended March 31, 2010 as compared to $125,973 for the six months ended March 31, 2011. The primary reason for this was due to a decrease in programming and development costs, a decrease in internet and hosting activity and a decrease in advertising and marketing, partially offset by an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $59,718 for the six months ended March 31, 2011 as compared to $68,162 for the six months ended March 31, 2010, primarily due to a decrease in net loss for the period.

Net cash used in investing activities was $2,610 for the six months ended March 31, 2011 as compared to $882 for the six months ended March 31, 2010, due to an increase in website development costs.

Net cash provided by financing activities was $75,360 for the six months ended March 31, 2011 as compared to $69,500 for the six months ended March 31, 2010, primarily due to an increase in proceeds from the sale of common stock, offset by note repayments to officers.

As of April 27, 2011, the Company had approximately $28,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2010. In addition, the Company has a working capital deficit with minimal revenues as of March 31, 2011. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 5 to the unaudited condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements if applicable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

None

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

My Catalogs Online, Inc.

Date: May 12, 2011	By:	/s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President