Form 10-Q
period 2011-06-30
MY CATALOGS ONLINE, INC.
filed 2011-07-21
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2011
Common stock, $0.001 par value	13,262,800

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$22,330	$19,816
Accounts receivable	5,760	2,000
Total current assets	28,090	21,816

Total Assets	$28,090	$21,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$3,300	$3,808
Accrued expenses - related parties	53,623	39,737
Accrued salary promissory notes	189,000	136,000
Notes Payable - related parties	98,692	158,192
Total current liabilities	344,615	337,737
Commitments and Contingencies (Note 7)
Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,262,800 and 12,375,000 issued and outstanding at June 30, 2011 and September 30, 2010, respectively.	13,263	12,375
Common stock issuable, $0.001 par value; zero and 128,500 issuable at June 30, 2011 and September 30, 2010, respectively.	-	129
Additional paid-in capital	318,797	137,697
Accumulated Deficit	(648,585)	(466,122)
Total stockholders’ deficit	(316,525)	(315,921)

Total Liabilities and Stockholders’ Deficit	$28,090	$21,816

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the nine months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010

Revenues:
Affiliate Commissions	$141	$181	$-	$107
Website Development services	17,500	32,665	9,010	14,579
Total Revenues	17,641	32,846	9,010	14,686

Operating Expenses:
Internet & hosting services	1,451	15,683	484	484
Programming & development	21,097	63,053	8,447	19,892
Advertising & marketing	489	18,669	89	3,500
Domain names	4,629	-	1,377	-
Office and administrative	21,202	9,343	6,783	1,195
Professional fees	46,505	12,620	6,589	7,275
Amortization	-	23	-	8
Salaries	90,000	90,000	30,000	30,000
Rent - related party	4,500	7,500	1,500	1,000
Total Operating Expenses	189,873	216,891	55,269	63,354

Loss From Operations	(172,232)	(184,045)	(46,259)	(48,668)

Other Income (Expense)
Interest expense	(10,231)	(12,878)	(2,956)	(4,424)
Total Other Expense	(10,231)	(12,878)	(2,956)	(4,424)

Net loss	$(182,463)	$(196,923)	$(49,215)	$(53,092)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.00)
Weighted average number of common shares - Basic and Diluted	13,006,133	12,316,300	13,188,356	12,359,066

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2011	2010
Cash flows from Operating Activities:
Net loss	$(182,463)	$(196,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	23
Impairment of website development costs	2,610	47,173
Contributed capital	30,000	30,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,760)	-
Decrease in employee advance	-	700
Increase in accrued salary promissory notes	53,000	-
Increase in accrued expenses	13,377	89,338
Net cash used in operating activities	(87,236)	(29,689)

Cash flows from Investing Activities:
Purchase of domain names	-	(3,007)
Website development costs	(2,610)	(47,173)
Net cash used in investing activities	(2,610)	(50,180)

Cash flows from Financing Activities:
Proceeds from sale of common stock	151,860	17,500
Proceeds from stock subscription receivable	-	10,000
Proceeds from convertible note payable	-	5,000
Proceeds from notes payable - related parties	-	45,500
Payments on notes payable - related parties	(59,500)	-
Net cash provided by financing activities	92,360	78,000

Increase (decrease) in cash during the period	2,514	(1,869)

Cash, beginning of the period	19,816	2,602

Cash, end of the period	$22,330	$733

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible note payable into common stock	$-	$5,000

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2011

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and nine months ended June 30, 2011, and the financial position as of June 30, 2011, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2011

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

We currently measure and report at fair value our intangible assets which are non-financial assets. The fair value of intangible assets has been determined using the present value of estimated future cash flows method for 2011. The Company could not project positive cash flow for valuation purposes related to website development costs and therefore, 100% impairment was recorded in 2011. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website Development Costs	$-	$-	$-	$-
Total Non-Financial Assets	$-	$-	$-	$-

Following is a summary of activity for assets measured under level 3 through June 30, 2011 of the fair value of intangible assets:

Balance at September 30, 2010	$-
Fair value recorded for additional website development costs in fiscal 2011	2,610
Change in fair value included in net loss	(2,610)
Ending balance at June 30, 2011	$-

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2011

(Unaudited)

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended June 30, 2011, the Company had a net loss of $182,463 and cash used in operations of $87,236. At June 30, 2011, the Company had a working capital deficit of $316,525, a stockholders' deficit of $316,525, and an accumulated deficit of $648,585. In addition, the Company has had minimal revenue generating activities in fiscal 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	June 30, 2011	September 30, 2010
Accrued rent - related party	$13,500	$9,000
Accrued interest - related party	32,923	22,847
Other accrued expenses - related party	7,200	7,890
Total accrued expenses - related party	$53,623	$39,737

Note 4 – Notes Payable Related Parties

The Company has notes payable to two officers aggregating $63,500 and $35,192 respectively as of June 30, 2011. Total amounts due the officers as of June 30, 2011 was $98,692. During fiscal 2011, the Company repaid $59,500 related to these notes. Both notes bear interest at 12% per year and are payable on demand. Interest expense on these notes for the nine months ended June 30, 2011 was $10,231 and accrued interest was $32,923 at June 30, 2011 and is included in accrued expenses - related party (See Note 3).

Note 5 – Related Party Transactions

The Company has loans outstanding to its officers, see Note 4, and other payables due related parties as described in Note 3.

Two officers of the Company had previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, in April 2009, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially stable. The company recorded contributed capital of $30,000 for contributed services for the three months ended December 31, 2010 based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. Accrued salary promissory notes at June 30, 2011 was $189,000.

The Company leases office space from a company which is affiliated with an officer of the company. The lease agreement provides for a monthly rental of $500, which is deferred and has not been paid. Accrued rent at June 30, 2011 was $13,500 and included in accrued expenses - related party as described in Note 3.

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

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2011

(Unaudited)

During the three months ended June 30, 2011, the Company received executed subscription agreements for a total of 100,000 shares of common stock at $0.20 per share for total proceeds of $20,000.

Contributed capital:

The Company recorded $30,000 of contributed capital for the nine months ended June 30, 2011. (See Note 5)

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer accounted for 66% of the total revenue for the nine months ended June 30, 2011.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Revenue: The Company's revenues decreased approximately 39% from $14,686 during the three months ended June 30, 2010 as compared to $9,010 for the three months ended June 30, 2011 due to a decrease in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 13% from $63,354 during the three months ended June 30, 2010 as compared to $55,269 for the three months ended June 30, 2011 due to a decrease in advertising and marketing and a decrease in programming and development costs, partially offset by an increase in office and administrative expenses.

Interest Expense: The Company's interest expense decreased approximately 33% from $4,424 during the three months ended June 30, 2010 as compared to $2,956 for the three months ended June 30, 2011 primarily due to a decrease in notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 7% from $53,092 during the three months ended June 30, 2010 as compared to $49,215 for the three months ended June 30, 2011. The primary reason for this was due to a decrease in programming and development costs and a decrease in advertising and marketing, partially offset by an increase in office and administrative expenses.

FOR THE NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2010

Revenue: The Company's revenue decreased approximately 46% from $32,846 during the nine months ended June 30, 2010 as compared to $17,641 for the nine months ended June 30, 2011 due to a decrease in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 13% from $216,891 during the nine months ended June 30, 2010 as compared to $189,873 for the nine months ended June 30, 2011 due to a decrease in advertising and marketing and a decrease in programming and development costs, partially offset by an increase in professional fees and an increase in office and administrative expenses.

Interest Expense: The Company's interest expense decreased approximately 21% from $12,878 during the nine months ended June 30, 2010 as compared to $10,231 for the nine months ended June 30, 2011 primarily due to a decrease in notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 7% from $196,923 during the nine months ended June 30, 2010 as compared to $182,463 for the nine months ended June 30, 2011. The primary reason for this was due to a decrease in programming and development costs and a decrease in advertising and marketing, partially offset by an increase in professional fees and an increase in office and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $87,236 for the nine months ended June 30, 2011 as compared to $29,689 for the nine months ended June 30, 2010, primarily due to a decrease in net loss for the period.

Net cash used in investing activities was $2,610 for the nine months ended June 30, 2011 as compared to $50,810 for the nine months ended June 30, 2010, due to a decrease in website development costs.

Net cash provided by financing activities was $92,360 for the nine months ended June 30, 2011 as compared to $78,000 for the nine months ended June 30, 2010, primarily due to an increase in proceeds from the sale of common stock, offset by note repayments to officers.

As of July 20, 2011, the Company had approximately $17,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2010. In addition, the Company has a working capital deficit with minimal revenues as of June 30, 2011. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

My Catalogs Online, Inc.

Date: July 20, 2011	By:	/s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President