Form 10-K
period 2011-09-30
MY CATALOGS ONLINE, INC.
filed 2011-12-23
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 13,512,800 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 9, 2011.

INDEX

Page
PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 1A.

RISK FACTORS

3

ITEM 1B.

UNRESOLVED STAFF COMMENTS

7

ITEM 2.

DESCRIPTION OF PROPERTY

7

ITEM 3.

LEGAL PROCEEDINGS

7

ITEM 4.

(REMOVED AND RESERVED)

7

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

8

ITEM 6.

SELECTED FINANCIAL DATA

8

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

8

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9.

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

12

ITEM 9A.

CONTROLS AND PROCEDURES

13

ITEM 9B.

OTHER INFORMATION

13

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

14

ITEM 11.

EXECUTIVE COMPENSATION

15

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

16

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

16

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

17

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

17

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

My Catalogs Online, Inc. formed in January 2009, is an internet-based technology company headquartered in Fort Lauderdale, FL. We are cataloging the Internet and currently have approximately 650 domain names. Management believes that its “My Catalog” sites offer our users an experience like no other, with the ability to: Shop, Get Information, find Services, and enjoy Entertainment all in one place.

MyCatalogsOnline.com is a website that allows customers to easily and conveniently select products by selecting individual categories of goods and services. Through “MyCatalogsOnline.com,” the customer optimizes the time spent looking for the goods or services individually. The company owns approximately 650 individual names of categories all containing the name specific “My” and “Catalog” in each of its category names. By narrowing the search, and grouping the individual retailers together in one location, the customer will have the immediate opportunity to view related goods or services in a particular category at one convenient web site.

Mission

It is the mission of My Catalogs Online, Inc. to categorize the massive amount of data across the internet, by cataloging the information into various categories for shopping, information and services utilizing our approximately 650 domain names and TheBigBuzz.com, a social network to provide a user experience that is versatile and easy to use, thus simplifying the search for all ages, interests and income levels.

Company Overview

The company was founded out of the experience of a father trying to shop the internet at Christmas for his young children in 2008, who was frustrated and unable to find what he was looking for. Hence, the signature site, “MyChristmasCatalog.com”, was purchased and the company was born. My Catalogs Online, Inc. formed in January 2009, is an Internet-based technology company headquartered in Fort Lauderdale, FL. Our company owns approximately 650 domains names, with a majority of these names starting with the words “My” and ending with the words “Catalog(s).” With approximately 650 domain names, thirty-five (35) of which have already been developed into operating, potentially revenue generating websites, and many more in the process of being rolled out, the exposure level to the company is anticipated to be affected by the current market conditions and with Online customers seeking a particular product or service have the ability to go to a “Category” to provide them with a wide array of vendors or products offered in that particular line. Current trends will dictate future sales. For example, a customer looking for jewelry would go to “MyJewelryCatalog.com” to find top retailers offering those products. Less expensive groups of retailers would be offered as well. This would give the online customer the ability to cross reference the products they desire by vendor, price and quality. However, this does not guarantee a sale of products.

Products and Services

Catalog Websites

MyCatalogsOnline.com. serves as the hub or portal for the master search engine for different categories of products and merchants. The intent of this site, along with the potential to add approximately 650 specialty sites, is to catalog the internet based on various categories while providing every user the ease and convenience of a one stop shopping source. As websites are brought online, each of these potential approximately 650 specialty websites will interlink with each other acting together with our main hub (MyCatalogsOnline.com) to provide the customer with an easy to locate information source, all in one location, rather than necessitating a long and potentially confusing internet search.

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

To date, the company has utilized the marketing strategies defined below:

•

Starting in November 16, 2009 and continuing through December 15, 2009, MyChristmasCatalog.com was promoted on-air through Cable network television throughout South Florida and Seattle, Washington. The objective of this advertising campaign was to make shoppers aware of our Christmas site so they would do their 2009 Christmas shopping on mychristmascatalog.com.  The commercial was filled with music and screen captures of our website. On November 16, 2009, a news interview with Ron Teblum, President of the Company, and Jeff Barnes, Principal Architect of Microsoft, which aired on MSN network Channel 9. The interview focused on how our development team utilized Microsoft’s Multimedia Silverlight technology on MyChristmascatalog.com and what advantages or disadvantages this technology had. The Company utilized Digital Banner Advertising on major highways and intersections from mid-November 2009 to the second week in December, 2009 where a digital billboard was used to advertise the Company’s MyChristmasCatlogs.com site. The digital billboard was located on I-95 in between Ft. Lauderdale and Miami at Hallandale Boulevard. The Billboard was a full size digital billboard – advertising 3-4 companies on the board – with our advertisement running for 8 seconds, every 28 seconds, 24 hours day. The ad was very simple and had a picture of Santa with bright letters “Go to MyChristmasCatalogs.com” for your shopping needs.

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

ITEM 1A.

RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this 10-K filing, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

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

We had an accumulated deficit of $908,833 as of September 30, 2011 and we expect to continue to incur significant developmental expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during 2012 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

During 2009, 2010 and 2011, we completed financings in which we issued common stock to certain private investors. The terms of these transactions require that we file registration statements with the Securities and Exchange Commission under which the investors may resell to the public common stock acquired in these transactions.

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

Currently, our shares are traded on the OTC.BB under the symbol of MYCG.

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

A consistently active trading market for our common stock may not occur on the OTCBB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire. The companies shares are currently traded on the OTC.BB under the symbol MYCG.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Jerrold D. Burden, Chairman beneficially owns 70% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

ITEM 3.

LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 9, 2011, the Company had 13,512,800 shares of common stock issued, par value $0.001, held by approximately 100 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three month period ended September 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended June 30, 2011, the Company received executed subscription agreements for a total of 100,000 shares of common stock at $0.20 per share for total proceeds of $20,000.

On July 1, 2011, the Company issued 250,000 shares of common stock to a third party consultant whereby, the consultant is to provide the defined services for a period of one-year. The shares were valued at $0.20 per share (based on the Company's last cash sales price).

In connection with the above sales, the Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933 as amended under Rule 506 under the Act.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2010

Revenue: The Company's revenues decreased approximately 34% from $40,950 during the year ended September 30, 2010 as compared to $26,970 for the year ended September 30, 2011 due to a decrease in website development services.

Operating Expenses: The Company's operating expenses decreased approximately 14% from $290,699 during the year ended September 30, 2010 as compared to $250,716 for the year ended September 30, 2011. The primary reason for this was due to the decreases in advertising and marketing, internet and hosting, and programming and development expenses.

Interest Expense: The Company's interest expense increased approximately 1,145% from $17,588 during the year ended September 30, 2010 as compared to $218,965 for the year ended September 30, 2011 primarily due to the embedded conversion based effective interest recorded with the issuance of convertible notes payable.

The Company's net loss from operations decreased approximately 10% from $249,749 for the year ended September 30, 2010 as compared to $223,746 for the year ended September 30, 2011. The primary reason for this was due to the decrease in operating expenses such as advertising and marketing and programming and development.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $107,943 for the year ended September 30, 2011 as compared to $30,074 for the year ended September 30, 2010, due to a decrease in contributed capital and impairments of domain names and website development costs offset by increases in amortization of prepaid shares issued for services and accrued salary.

Net cash used in investing activities was $2,610 for the year ended September 30, 2011 as compared to $61,105 for the year ended September 30, 2010, due primarily to a decrease in website development costs.

Net cash provided by financing activities was $92,359 for the year ended September 30, 2011 as compared to $108,393 for the year ended September 30, 2010, primarily due to an increase in proceeds from the sale of common stock partially offset by repayments on notes payable and no related party note funding in fiscal 2011.

As of December 9, 2011, the Company had approx. $1,500 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 9 to the consolidated financial statements.

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

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance was effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in 2010 which did not have a material effect to the Company’s consolidated financial statements.

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

ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of the new provisions did not have a material effect on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements"  ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The adoption of the new provisions did not have a material effect on the consolidated financial statements.

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

Comprehensive Income Presentation

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, doesn't anticipate the adoption of this update having a material effect on the financial position, results of operations or cash flows of the Company.

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

None.

Item 9A.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

Item 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jerrold D. Burden	60	Chairman of the Board, Chief Financial Officer, Secretary, Treasurer

Ronald Teblum	52	President & Chief Executive Officer

Dan O’Meara	53	Vice President

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation
Jerrold D. Burden	2011	$72,000	—		—	—	—	—	$72,000
Chairman of the Board, CFO, Secretary, Treasurer	2010	$48,000	—		—	—	—	—	$48,000

Ronald Teblum	2011	$18,000	—		—	—	—	—	$18,000
President & Chief Executive Officer	2010	$12,000	—		—	—	—	—	$12,000

Dan O ’Meara	2011	—	—		—	—	—	—	—
Vice President	2010	—	—		—	—	—	—	—

Deferred Salary. There are two written deferred salary agreements in place at this time evidenced by promissory notes for accrued salaries through September 30, 2010. Effective April 1, 2010, the officers and directors of the company that were receiving deferred salaries had elected to forgo any further compensation from the company. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements.

Stock Awards. Stock issuances include incentive for deferred salary and for services rendered, including the formation of the company, development of the business and operating model, market research, general day-to-day operations, investor relations, technology development and oversight, stock was issued to executives of the company as illustrated in the table.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2011.

Compensation of Directors. We currently have no non-employee directors and two employee directors and no compensation was paid to these directors in the period ended September 30, 2011 and 2010. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2011 , certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

Jerrold D. Burden		9,500,000	70.3%
Ron Teblum		2,000,000	14.8%
All Directors and Officers as a Group (3 persons)		11,500,000	85.1%

———————

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

(**)

Percent of class is calculated on the basis of the number of shares outstanding on December 5, 2011 (13,512,800).

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has convertible notes payable to two officers (CEO and CFO) aggregating $147,250 and $56,192 respectively, as of September 30, 2011. Total amounts due the officers as of September 30, 2010 was $117,500 and 40,692, respectively. During fiscal 2011, the Company repaid $59,500 related to these notes.  On July 25, 2011 the officers agreed, by written consent, to convert 50% of their accrued salary promissory notes into convertible notes payable at a conversion price of $0.04 per share. Both notes bear interest at 12% per year and are payable on demand. Accrued interest due under these notes was $38,215 and $22,847 at September 30, 2011 and 2010 respectively.

Two officers (CEO and CFO) of the Company have agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. Accrued salaries at September 30, 2011 and 2010 was $104,750 (after giving effect to the above mentioned exchange) and $136,000 respectively. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, by written consent, to convert 50% of their accrued salaries to convertible notes payable, at a conversion price of $0.04 per share. See above for total note balance outstanding as of September 30, 2011.

The Company sub-leases office space from a company which is affiliated with an officer (CEO) of the company. The lease agreement provides for monthly rental of $500, on a month to month basis, and payable in cash or common stock. Accrued rent, at September 30, 2011 and 2010 was $15,000 and $9,000, respectively.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO. The Company incurred $7,200 of expense to this affiliated Company during fiscal

2010 for website development services. These costs are included in accrued expenses related party in the accompanying balance sheet at September 30, 2011 and 2010.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2011 and 2010 were approved by the Board of Directors. The following table shows the fees for the year ended September 30, 2011 and 2010:

	2011	2010
Audit Fees (1)	$17,762	$17,377
Audit Related Fees (2)	$0	$2,436
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. No fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2011.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2011 or 2010.

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

My Catalogs Online, Inc.

Date: December 23, 2011	By:	/s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

My Catalogs Online, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of My Catalogs Online, Inc. and Subsidiary at September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of My Catalogs Online, Inc. and Subsidiary as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $442,711 and $267,337 in 2011 and 2010 respectively, and used cash for operating activities of $107,943 and $30,074 in 2011 and 2010, respectively. In addition, the Company has a working capital deficit, stockholders' deficit and accumulated deficit of $323,331, $323,331 and $908,833, respectively, at September 30, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

December 23, 2011

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,
	2011	2010
ASSETS
Current Assets
Cash	$1,622	$19,816
Accounts receivable	9,154	2,000
Prepaid expenses	37,500	—
Total current assets	48,276	21,816

Total Assets	$48,276	$21,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$3,000	$3,808
Accrued expenses - related parties	60,415	39,737
Accrued salary - promissory notes	104,750	136,000
Notes payable - related parties	—	158,192
Convertible promissory notes - related parties	203,442	—
Total current liabilities	371,607	337,737

Commitments and Contingencies (see Note 12)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized 13,512,800 and 12,375,000 issued and outstanding at September 30, 2011 and 2010, respectively	13,513	12,375
Common stock issuable, $0.001 par value; zero and 128,500 issuable at September 30, 2011 and 2010, respectively	—	129
Additional paid-in capital	571,989	137,697
Accumulated Deficit	(908,833)	(466,122)
Total stockholders’ deficit	(323,331)	(315,921)

Total Liabilities and Stockholders’ Deficit	$48,276	$21,816

The accompanying notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the year ended September 30,
	2011	2010
Revenues:
Affiliate Commissions	$316	$285
Website Development services	26,654	40,665
Total Revenues	26,970	40,950

Operating Expenses:
Internet & hosting services	1,806	16,167
Programming & development	21,838	71,314
Advertising & marketing	494	18,668
Domain names and website development costs	5,017	—
Office and administrative	13,367	8,669
Travel & entertainment	14,634	3,500
Professional fees	67,560	19,237
Amortization	—	73
Impairment of domain names	—	24,071
Salaries	120,000	120,000
Rent - related party	6,000	9,000
Total Operating Expenses	250,716	290,699

Loss From Operations	(223,746)	(249,749)

Other Expense
Interest expense	218,965	17,588
Total Other Expense	218,965	17,588

Net loss	$(442,711)	$(267,337)

Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares - Basic and Diluted	13,085,528	12,335,249

The accompanying notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Deficit

For the Years ended September 30, 2011 and 2010

	Common Stock- Class A		Common Stock- Class A		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit

	Shares Issuable	Amount	Shares Issued	Amount

Balance at September 30, 2009	—	—	12,150,000	$12,150	$29,850	$(10,000)	$(198,785)	$(166,785)
Payment for stock subscription receivable	—	—	—	—	—	10,000	—	10,000
Common stock issued for cash	128,500	$129	175,000	175	42,897	—	—	43,201
Common stock issued for conversion of convertible note payable	—	—	50,000	50	4,950	—	—	5,000
Contributed capital	—	—	—	—	60,000	—	—	60,000
Net loss	—	—	—	—	—	—	(267,337)	(267,337)

Balance at September 30, 2010	128,500	$129	12,375,000	$12,375	$137,697	$—	$(466,122)	$(315,921)

Issuance of previously issuable shares	(128,500)	(129)	128,500	129	—	—	—	—
Common stock issued for cash	—	—	759,300	759	151,100	—	—	151,859
Common stock issued for services	—	—	250,000	250	49,750	—	—	50,000
Embedded conversion based effective interest	—	—	—	—	203,442	—	—	203,442
Contributed capital	—	—	—	—	30,000	—	—	30,000
Net loss	—	—	—	—	—	—	(442,711)	(442,711)

Balance at September 30, 2011	—	$—	13,512,800	$13,513	$571,989	$—	$(908,833)	$(323,331)

The accompanying notes are an integral part of these consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the year ended September 30,
	2011	2010
Cash flows used in Operating Activities:
Net loss	$(442,711)	$(267,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Embedded conversion based effective interest	203,442	—
Amortization of prepaid shares issued for services	12,500	—
Amortization of domain names	—	73
Impairment of domain names	—	24,071
Impairment of website development costs	2,610	56,133
Write-off of employee receivable	—	700
Contributed capital	30,000	60,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,154)	(2,000)
Increase in accrued salary promissory notes	73,500	—
Increase (decrease) in accrued expenses	(808)	3,805
Increase in accrued expenses - related parties	20,678	94,481
Net cash used in operating activities	(107,943)	(30,074)

Cash flows used in Investing Activities:
Website development costs	(2,610)	(56,133)
Purchase of domain names	—	(4,972)
Net cash used in investing activities	(2,610)	(61,105)

Cash flows provided by Financing Activities:
Proceeds from sale of common stock	151,859	43,201
Proceeds from stock subscription receivable	—	10,000
Repayment of notes payable - related parties	(59,500)	(16,000)
Proceeds from notes payable -related parties	—	71,192
Net cash provided by financing activities	92,359	108,393

Increase (decrease) in cash during the year	(18,194)	17,214

Cash, beginning of year	19,816	2,602

Cash, end of year	$1,622	$19,816

Supplemental disclosure of cash flow information:
Cash paid for Interest:	$—	$—
Cash paid for Income Taxes:	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Reclassification of Promissory Notes into Convertible Notes Payable	$98,692	$—
Reclassification of Accrued Salaries into Convertible Notes Payable	$104,750	$—
Conversion of Convertible Note Payable into Common Stock	$—	$5,000
Prepaid Common Stock issued for Services	$50,000	$—

The accompanying notes are an integral part of these consolidated financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts as needed. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No allowance was deemed necessary at September 30, 2011 and 2010 respectively, as all outstanding accounts receivable were subsequently collected after year-end.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. During the years ended September 30, 2011 and 2010 respectively, website development costs capitalized consisted of costs to obtain and register Internet domains which are capitalized under ASC Section 350-30-25.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

Through September 30, 2010, the capitalized costs of the Company’s websites placed into service were subject to straight-line amortization over a five-year period. Amortization expense for the year ended September 30, 2010 was $73. For fiscal 2011 and future periods, amortization of capitalized domain names is based on the shorter of the useful life, or the registration period of the purchased name. For registration periods of one-year or less, the Company will immediately expense the domain name costs.

Impairment of Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

We currently measure and report at fair value our intangible assets which are non-financial assets. The fair value of intangible assets has been determined using the present value of estimated future cash flows method for 2011 and 2010. The Company could not project positive cash flow for valuation purposes related to domain names and website development costs and therefore, 100% impairment was recorded in 2011 and 2010. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010:

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website Development Costs	$—	$—	$—	$—
Domain Names	—	—	—	—
Total Non-Financial Assets	$—	$—	$—	$—

The following is a summary of activity for assets measured under level 3 from October 1, 2009 through September 30, 2011 of the fair value of intangible assets:

Balance at September 30, 2009	$19,172
Fair value recorded for additional domain purchases in fiscal 2010	4,972
Amortization of domain names	(73)
Change in fair value included in net loss	(24,071)
Ending balance at September 30, 2010	—
Fair value recorded for additional domain purchases in fiscal 2011	2,610
Change in fair value included in net loss	(2,610)
Ending balance at September 30, 2011	$—

Share Based Compensation

Upon formation, the Company adopted ASC 718-20-10; Share Based Payment which establishes the financial accounting and reporting standards for stock-based compensation. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions as an expense. Stock based compensation is measured at fair value at the time of the grant.

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

For the Years Ended September 30, 2011 and 2010

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

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $494 in 2011 and $18,668 in 2010.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2011, tax years 2011, 2010 and 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of September 30, 2010, there were no potentially dilutive securities. As of September 30, 2011, there was convertible debt convertible into 5,086,050 shares of common stock representing potentially dilutive securities. Dilutive common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses and as a result, the basic and diluted per share amounts for all periods presented are identical.

Recent Accounting Pronouncements

Share-Based Transactions

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”. This update clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update was effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The provisions of ASU 2010-13 did not have a material effect on the Company’s consolidated results of operations or financial condition.

Fair Value Measurement and Disclosure

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

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRS's.  This update provides amendments to ASC Topic 820 so that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

Subsequent Events

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

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance was effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in 2010 which did not have a material effect to the Company’s consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of the new provisions did not have a material effect on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements"  ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The adoption of the new provisions did not have a material effect on the consolidated financial statements.

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

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

Comprehensive Income Presentation

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, doesn't anticipate the adoption of this update having a material effect on the financial position, results of operations or cash flows of the Company.

Other ASUs which are not effective until after September 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements for the year ended September 30, 2011, the Company reported a net loss of $442,711 and $267,337 in 2011 and 2010 respectively, and used cash for operating activities of $107,943 and $30,074 in 2011 and 2010, respectively. In addition, the Company has a working capital deficit, stockholders' deficit and accumulated deficit of $323,331, $323,331 and $908,833, respectively, at September 30, 2011. The Company had minimal revenue generating activities in fiscal 2011 and 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders interests in the company. No firm plans have been made at this time.

Note 3 – Accounts Receivable

As of September 30, 2011 and 2010, accounts receivable in the amounts of $9,154 and $2,000, respectively, consisted of amounts due from one different customer in each year related to website development services or affiliate commissions. Each of these receivables were collected subsequent to the respective year ends.

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

During fiscal 2011, the Company purchased and capitalized $2,610 in costs associated with domain name purchases. After the Company conducted its annual impairment test, these amounts were expensed as the Company could not project positive cash flow for valuation purposes related to domain names.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

The company also capitalized costs associated with developing content for certain websites in the amount of $56,133 during the year ended September 30, 2010. These development costs were immediately impaired during 2010, and included in programming & development expense as there was no basis to support future positive cash flows.

Note 5 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	September 30, 2011	September 30, 2010
Accrued rent - related party	$15,000	$9,000
Accrued interest - related party	38,215	22,847
Other accrued expenses - related party	7,200	7,890
Total accrued expenses - related party	$60,415	$39,737

Note 6 – Convertibles Note Payable

In December 2009, the Company issued a convertible note payable for $5,000 in exchange for cash. The term of the convertible note was for a term of one year, was unsecured, and accrued interest at a rate of 8%. The principal portion of the note is convertible into common stock at a conversion amount equal to the outstanding principal at the time of conversion based on the per share fair market value of the common stock at the time of conversion. The Company evaluated ASC 815 and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability because the Company was privately held at that time and its stock was not publicly traded and no market existed. Therefore, the underlying conversion shares were not readily convertible to cash which is a criteria for derivative treatment. Furthermore, there was no beneficial conversion feature value at the note date as the value of the quantity of shares to be issued will always be equal to the debt value. The note was converted into 50,000 shares of common stock on April 30, 2010 (see Note 9).

Note 7 – Notes Payable Related Parties

The Company had notes payable to two officers aggregating $117,500 and $40,692 respectively as of September 30, 2010. During fiscal 2010, the Company repaid $16,000 related to these notes. Both notes stated interest at 12% per year and were unsecured and payable on demand. Interest expense on these notes for the year ended September 30, 2010 was $17,353. Accrued interest due under these notes was $22,847 at September 30, 2010 and is included in accrued interest related parties in the accompanying balance sheet. During fiscal 2011, the Company repaid $59,500 related to these notes. These notes were modified in fiscal 2011 to add a conversion feature and have been reclassified at September 30, 2011 to convertible promissory notes - related parties in the accompanying consolidated balance sheet. (see Note 8.)

Note 8 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary due each officer (see Note 5) into convertible notes payable. The amounts exchanged were $83,750 and $21,000 respectively. Additionally, the officers exchanged 100% of their previously issued promissory notes (see Note 7) for convertible notes totaling $63,500 and $35,192 respectively. Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest. The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.04. The total outstanding convertible promissory note balance as of September 30, 2011 was $203,442. Accrued interest due under these notes was $38,215 at September 30, 2011 and is included in accrued interest related parties in the accompanying consolidated balance sheet.

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

Note 9 – Related Party Transactions

The Company has loans outstanding to its officers, (see Note 7 & 8) and accrued expenses due to related parties (see Note 5).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able. The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011. Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.04 per share. Accrued salaries at September 30, 2011 and 2010 was $104,750 (after giving effect to the convertible note exchange) and $136,000 respectively. The related salary expense for the years ended September 30, 2011 and 2010 was $120,000 and $120,000 respectively.

The Company sub-leases office space from a company which is affiliated with an officer of the company. The lease agreement provides for monthly rental of $500, on a month to month basis, and payable in cash or common stock. Accrued rent, which is included in accrued expenses related party in the accompanying balance sheet, at September 30, 2011 and 2010 was $15,000 and $9,000, respectively, and rent expense for the years then ended totaled $6,000 and $9,000 respectively. (see Note 5).

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO. The Company incurred $7,200 of expense to this affiliated Company during fiscal 2010 for website development services. These costs are included in accrued expenses related party in the accompanying balance sheet. (see Note 5)

Note 10 – Stockholders' Deficit

Common stock issued for cash:

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

In September of 2010, the Company received executed subscription agreements for a total of 128,500 shares of common stock at $0.20 per share for total proceeds of $25,700. These shares were issued subsequent to September 30, 2010 and are accordingly, shown as issuable on the accompanying consolidated balance sheet as of September 30, 2010.

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

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

Common stock issued for services:

On July 1, 2011, the Company issued 250,000 shares of common stock to a third party consultant whereby, the consultant is to provide the defined services for a period of one-year. The shares were valued at $0.20 per share (based on the Company's last cash sales price) or $50,000 and are being amortized over the one-year term of the agreement. The $37,500 unamortized balance as of September 30, 2011 is shown as a prepaid expense in the accompany consolidated financial statements.

Common stock issued for conversion of convertible debt:

In April of 2010, the holder of a convertible note payable elected to convert the note into shares of common stock. Based on the conversion terms of the note, 50,000 shares of common stock were issued to convert the $5,000 balance of note or at a conversion rate of $0.10 per share.  (See note 6)

Contributed capital:

As a result of the Company's officers deferring salaries until the Company is more financially stable, the Company recorded $60,000 of contributed capital for the year ended September 30, 2010 and $30,000 for the year ended September 30, 2011. The value of these services were derived from the officers prior employment agreements. (See Note 9)

Note 11 – Income Taxes

There was no income tax expense in fiscal 2011 and 2010 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2011	2010
Tax benefit at the United States statutory rate	$(150,522)	$(90,895)
State income tax, net of federal benefit	(17,242)	(10,517)
Meals	2,488	595
Other	82,099	-
Change in valuation allowance	83,177	100,817

Income tax expense (benefits)	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2011	2010
Net operating loss carryforward	$250,486	$85,210
Accrued salary	—	51,626
Impairment expense	—	30,445
Amortization expense	—	28
Valuation allowance	(250,486)	(167,309)

Net deferred tax assets	$—	$—

My Catalogs Online, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2011 the Company has net operating losses (NOL) of approximately $660,000 that will expire from 2030 to 2031. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2011 and 2010 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2011 and 2010. The valuation allowance as of September 30, 2011 was approximately $250,500. The net change in the valuation allowance during the year ended September 30, 2011 was an approximate increase of $83,200.

Note 12 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2011 and 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 13 – Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2011. As of September 30, 2011 and 2010, there were no amounts greater than the federally insured limits.

The Company is currently producing revenue primarily from two revenue streams, website development services and affiliate revenues.

One customer accounted for approximately 95% of the revenue for the year ended September 30, 2010. Another customer accounted for the additional 5%. During 2011, one customer accounted for 43% of revenues while a separate customer accounted for 34%.

As of September 30, 2011 and 2010, one customer accounted for 100% of accounts receivable.

Since inception, two related party lenders have provided 100% debt related funding to the Company.