Form 10-Q
period 2011-12-31
MY CATALOGS ONLINE, INC.
filed 2012-02-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2012
Common stock, $0.001 par value	13,512,800

TABLE OF CONTENTS

Page
Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

(a) Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011	3

(b) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2011 (unaudited) and the Three Months Ended December 31, 2010 (unaudited)	4

(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 (unaudited) and the Three Months Ended December 31, 2010 (unaudited)	5

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II. Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. (Removed and Reserved)	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

PART I. FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

MYCATALOGS ONLINE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)

ASSETS
Current Assets
Cash	$12,285	$1,622
Accounts receivable	—	9,154
Prepaid expenses	25,000	37,500
Total current assets	37,285	48,276

Total Assets	$37,285	$48,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$6,762	$3,000
Accrued expenses - related parties	70,769	60,415
Accrued salary - promissory notes	133,750	104,750
Convertible promissory notes - related parties	203,442	203,442
Total current liabilities	414,723	371,607

Commitments and Contingencies (see Note 6)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,512,800 issued and outstanding at December 31, 2011 and September 30, 2011	13,513	13,513
Additional paid-in capital	571,989	571,989
Accumulated Deficit	(962,940)	(908,833)
Total stockholders’ deficit	(377,438)	(323,331)

Total Liabilities and Stockholders’ Deficit	$37,285	$48,276

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2011	December 31, 2010

Revenues:
Affiliate Commissions	$36	$130
Website Development services	11,690	1,500
Total Revenues	11,726	1,630

Operating Expenses:
Internet & Hosting services	180	484
Programming & development	3,244	2,610
Domain names	353	1,744
Office and administrative	2,056	4,752
Professional fees	22,347	19,216
Salaries	30,000	30,000
Rent - related party	1,500	1,500
Total Operating Expenses	59,680	60,306

Loss From Operations	(47,954)	(58,676)

Other Expense
Interest expense	6,153	4,010
Total Other Expense	6,153	4,010

Net loss	$(54,107)	$(62,686)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and Diluted	13,512,800	12,731,230

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2011	December 31, 2010
Cash flows from Operating Activities:
Net loss	$(54,107)	$(62,686)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of website development costs	—	2,610
Contributed capital	—	30,000
Amortization of prepaid shares issued for services	12,500	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,154	1,250
Increase in accrued expenses	43,116	7,856
Net cash provided by (used in) operating activities	10,663	(20,970)

Cash flows from Investing Activities:
Website development costs	—	(2,610)
Net cash used in investing activities	—	(2,610)

Cash flows from Financing Activities:
Proceeds from sale of common stock	—	130,860
Payments on notes payable - related parties	—	(33,500)
Net cash provided by financing activities	—	97,360

Increase in cash during the period	10,663	73,780

Cash, beginning of the period	1,622	19,816

Cash, end of the period	$12,285	$93,596

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscription receivable	$—	$1,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

December 31, 2011

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three months ended December 31, 2011, and the financial position as of December 31, 2011, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2011. The September 30, 2011 balance sheet is derived from those financial statements.

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

December 31, 2011

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

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. No such assets or liabilities were present during the three months ended December 31, 2011.

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2011, the Company had a net loss of $54,107. At December 31, 2011, the Company had a working capital deficit of $377,438, a stockholders' deficit of $377,438, and an accumulated deficit of $962,940. In addition, the Company has had minimal revenue generating activities in fiscal 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	December 31, 2011	September 30, 2011
Accrued rent - related party	$16,500	$15,000
Accrued interest - related party	44,369	38,215
Other accrued expenses - related party	9,900	7,200
Total accrued expenses - related party	$70,769	$60,415

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

December 31, 2011

(Unaudited)

Note 4 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary due each officer (see Note 5) into convertible notes payable. The amounts exchanged were $83,750 and $21,000 respectively. Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively. Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest. The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.04. The total outstanding convertible promissory note balance as of December 31, 2011 was $203,442. Accrued interest due under these notes was $44,369 at December 31, 2011 and is included in accrued expenses related parties in the accompanying unaudited consolidated balance sheet.

Note 5 – Related Party Transactions

The Company has loans outstanding to its officers, (see Note 4) and accrued expenses due to related parties (see Note 3).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able. The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011. Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.04 per share. Accrued salaries at December 31, 2011 was $133,750 (after giving effect to the convertible note exchange).

The Company sub-leases office space from a company which is affiliated with an officer of the company. The lease agreement provides for monthly rental of $500, on a month to month basis, and payable in cash or common stock. Accrued rent, which is included in accrued expenses related party in the accompanying unaudited consolidated balance sheet, at December 31, 2011 was $16,500.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO. The Company incurred $9,900 of expense to this affiliated Company during fiscal 2012 for website development services. These costs are included in accrued expenses related party in the accompanying unaudited consolidated balance sheet. (see Note 3)

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer accounted for 98% of the total revenue for the three months ended December 31, 2011.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Revenue: The Company's revenues increased approximately 619% from $1,630 during the three months ended December 31, 2010 as compared to $11,726 for the three months ended December 31, 2011 due to an increase in services provided for website development.

Operating Expenses: The Company's operating expenses decreased approximately 1% from $60,306 during the three months ended December 31, 2010 as compared to $59,680 for the three months ended December 31, 2011 primarily due to an increase in professional fees offset by a decrease in office and administrative expenses.

Interest Expense: The Company's interest expense increased approximately 53% from $4,010 during the three months ended December 31, 2010 as compared to $6,153 for the three months ended December 31, 2011 primarily due to a larger principal balance on the notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 18% from $58,676 during the three months ended December 31, 2010 as compared to $47,954 for the three months ended December 31, 2011. The primary reason for this was due to the increase in website development services income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10,663 for the three months ended December 31, 2011 as compared to net cash used in operating activities of $20,970 for the three months ended December 31, 2010, due to a decrease in net loss for the period, a decrease in prepaid expenses and an increase in accrued expenses.

Net cash used in investing activities was $0 for the three months ended December 31, 2011 as compared to $2,610 for the three months ended December 31, 2010, due to an decrease in website development costs.

Net cash provided by financing activities was $0 for the three months ended December 31, 2011 as compared to $97,360 for the three months ended December 31, 2010, primarily due to a decrease in proceeds from the sale of common stock.

As of January 27, 2012, the Company had approximately $2,000 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

My Catalogs Online, Inc.

Date: February 6, 2012	By:	/s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President