Form 10-Q
period 2012-03-31
MY CATALOGS ONLINE, INC.
filed 2012-05-15
CIK 1473490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

MY CATALOGS ONLINE, INC.
(Exact name of registrant as specified in its charter)

Nevada	5961	26-4170100
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

6301 NW 5th Way, Suite 1400
Fort Lauderdale, FL 33309
(954) 740-2288
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:
Dan O Meara, Esq.
7339 So. Tamarac Court
Centennial Colo.  80112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐ . .	Accelerated filer	☐
Non-accelerated filer	☐ . .	Smaller reporting company	☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common stock, $0.001 par value	13,712,800

PART I - FINANCIAL INFORMATION

Item 1.      Unaudited Condensed Consolidated Financial Statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$4,227	$1,622
Accounts receivable	-	9,154
Prepaid expenses	12,500	37,500
Total current assets	16,727	48,276

Total Assets	$16,727	$48,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$5,762	$3,000
Accrued expenses - related parties	69,205	60,415
Accrued salary promissory notes	163,750	104,750
Convertible promissory notes - related parties	203,442	203,442
Total current liabilities	442,159	371,607

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,712,800 and 13,512,800 issued, issuable and outstanding at March 31, 2012 and September 30, 2011, respectively.	13,713	13,513
Additional paid-in capital	581,789	571,989
Accumulated Deficit	(1,020,934)	(908,833)
Total stockholders’ deficit	(425,432)	(323,331)

Total Liabilities and Stockholders’ Deficit	$16,727	$48,276

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2012	March 31, 2011

Revenues:
Affiliate Commissions	$186	$141
Website Development services	26,834	8,490
Total Revenues	27,020	8,631

Operating Expenses:
Internet & hosting services	341	967
Programming & development	11,984	12,650
Advertising & marketing	117	400
Domain names	2,428	3,252
Office and administrative	8,259	14,419
Professional fees	40,002	39,916
Salaries	60,000	60,000
Rent - related party	3,750	3,000
Total Operating Expenses	126,881	134,604

Loss From Operations	(99,861)	(125,973)

Other Income (Expense)
Interest expense	(12,240)	(7,275)
Total Other Expense	(12,240)	(7,275

Net loss	$(112,101)	$(133,248)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and Diluted	13,541,215	12,914,660

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations - Continued
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2012	March 31, 2011

Revenues:
Affiliate Commissions	$150	$11
Website Development services	15,144	6,990
Total Revenues	15,294	7,001

Operating Expenses:
Internet & Hosting services	161	484
Programming & development	8,740	10,040
Advertising & marketing	117	400
Domain names	2,075	1,508
Office and administrative	6,204	9,666
Professional fees	17,655	20,700
Salaries	30,000	30,000
Rent - related party	2,250	1,500
Total Operating Expenses	67,202	74,298

Loss From Operations	(51,908)	(67,297)

Other Income (Expense)
Interest expense	(6,086)	(3,265)
Total Other Expense	(6,086)	(3,265

Net loss	$(57,994)	$(70,562)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and Diluted	13,569,943	13,162,800

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2012	March 31, 2011
Cash flows from Operating Activities:
Net loss	$(112,101)	$(133,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock for services	25,000	-
Impairment of website development costs	-	2,610
Contributed capital	-	30,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,154	2,000
Increase in accrued salary promissory notes	59,000	30,000
Increase in accrued expenses	11,552	8,920
Net cash used in operating activities	(7,395)	(59,718)

Cash flows from Investing Activities:
Website development costs	-	(2,610)
Net cash used in investing activities	-	(2,610)

Cash flows from Financing Activities:
Proceeds from sale of common stock	10,000	131,860
Payments on notes payable - related parties	-	(56,500)
Net cash provided by financing activities	10,000	75,360

Increase in cash during the period	2,605	13,032

Cash, beginning of the period	1,622	19,816

Cash, end of the period	$4,227	$32,848

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

My Catalogs Online, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2012
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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and six months ended March 31, 2012, and the financial position as of March 31, 2012, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited condensed consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited condensed consolidated financial statements

My Catalogs Online, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2012
(Unaudited)

Use of Estimates

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

My Catalogs Online, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2012
(Unaudited)

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. No such assets or liabilities were present during the three months ended March 31, 2012.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of March 31, 2012, there were 5,086,050, potentially dilutive securities related to a convertible notes payable which were excluded from the computation.

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended March 31, 2012, the Company had a net loss of $112,101 and cash used in operations of $7,395.  At March 31, 2012, the Company had a working capital deficit of $425,432, a stockholders' deficit of $425,432, and an accumulated deficit of $1,020,934.  In addition, the Company has had minimal revenue generating activities in fiscal 2012.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.  Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	March 31, 2012	September 30, 2011
Accrued rent - related party	$18,750	$15,000
Accrued interest - related party	50,455	38,215
Other accrued expenses - related party	-	7,200
Total accrued expenses - related party	$69,205	$60,415

Note 4 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary due each officer (see Note 5) into convertible notes payable.  The amounts exchanged were $83,750 and $21,000 respectively.  Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively.  Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest.  The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.04.  The total outstanding convertible promissory note balance as of March 31, 2012 was $203,442. Accrued interest due under these notes was $50,455 at March 31, 2012 and is included in accrued expenses related parties in the accompanying unaudited consolidated balance sheet.

My Catalogs Online, Inc. and Subsidiary
Notes to condensed consolidated financial statements
March 31, 2012
(Unaudited)

Note 5 – Related Party Transactions

The Company has loans outstanding to its officers, (see Note 4) and accrued expenses due to related parties (see Note 3).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate.  On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.  The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011.  Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.04 per share.  Accrued salaries at March 31, 2012 was $163,750 (after giving effect to the convertible note exchange).

The Company sub-leases office space from a company which is affiliated with an officer of the company.  The lease agreement provides for monthly rental of $750, on a month to month basis, and payable in cash or common stock. Accrued rent, which is included in accrued expenses related party in the accompanying unaudited consolidated balance sheet, at March 31, 2012 was $18,750.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO.  The Company incurred and paid $3,750 of expense to this affiliated Company during fiscal 2012 for website development services.  (see Note 3)

Note 6 – Stockholders Deficit

Common stock issued for cash:

In March of 2012, the Company received executed subscription agreements for a total of 200,000 shares of common stock at $0.05 per share for total proceeds of $10,000.  These shares had not been issued by the transfer agent as of March 31, 2012.

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services.  One customer accounted for 88% of the total revenue for the six months ended March 31, 2012.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenue: The Company's revenues increased approximately 118% from $7,001 during the three months ended March 31, 2011 as compared to $15,294 for the three months ended March 31, 2012 due to an increase in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 10% from $74,298 during the three months ended March 31, 2011 as compared to $67,202 for the three months ended March 31, 2012 due to a decrease in professional fees, decrease in office and administrative expense, and a decrease in programming and development costs.

Interest Expense: The Company's interest expense increased approximately 86% from $3,265 during the three months ended March 31, 2011 as compared to $6,086 for the three months ended March 31, 2012 primarily due to a larger principal balance on the notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 23% from $67,297 during the three months ended March 31, 2011 as compared to $51,908 for the three months ended March 31, 2012.  The primary reason for this was due to an increase in website development services income.

FOR THE SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

Revenue: The Company's revenue increased approximately 213% from $8,631 during the six months ended March 31, 2011 as compared to $27,020 for the six months ended March 31, 2012 due to an increase in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses decreased approximately 6% from $134,604 during the six months ended March 31, 2011 as compared to $126,881 for the six months ended March 31, 2012 primarily due to a decrease in office and administrative expense.

Interest Expense: The Company's interest expense increased approximately 68% from $7,275 during the six months ended March 31, 2011 as compared to $12,240 for the six months ended March 31, 2012 primarily due to a larger principal balance on the notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 21% from $125,973 during the six months ended March 31, 2011 as compared to $99,861 for the six months ended March 31, 2012.  The primary reason for this was due to an increase in website development services income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,395 for the six months ended March 31, 2012 as compared to $59,718 for the six months ended March 31, 2011, due to a decrease in prepaid expenses and a decrease in net loss for the period.

Net cash used in investing activities was $0 for the six months ended March 31, 2012 as compared to $2,610 for the six months ended March 31, 2011, due to a decrease in website development costs.

Net cash provided by financing activities was $10,000 for the six months ended March 31, 2012 as compared to $75,360 for the six months ended March 31, 2011, primarily due to a decrease in proceeds from the sale of common stock.

As of May 1, 2012, the Company had approximately $4,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2011.  In addition, the Company has a working capital deficit with minimal revenues as of March 31, 2012. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2012.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2012, the Company sold 200,000 shares of common stock at $0.05 per share resulting in proceeds of $10,000 to the Company.

Item 3.          Defaults upon Senior Securities.

None

Item 4.          Mine Safety Disclosure.

Not applicable.

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

My Catalogs Online, Inc.

Date: May 15, 2012	By: /s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President