Form 10-Q
period 2012-06-30
MY CATALOGS ONLINE, INC.
filed 2012-08-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

Dan O'Meara, Esq.

7339 So. Tamarac Court

Centennial, Colorado 80112

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common stock, $0.001 par value	13,712,800

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$5,437	$1,622
Accounts receivable	-	9,154
Prepaid expenses	-	37,500
Total current assets	5,437	48,276

Total Assets	$5,437	$48,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$8,762	$3,000
Accrued expenses - related parties	77,292	60,415
Accrued salary promissory notes - related parties	193,750	104,750
Convertible promissory notes - related parties	203,442	203,442
Total current liabilities	483,246	371,607
Commitments and Contingencies (Note 7)
Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,712,800 and 13,512,800 issued and outstanding at June 30, 2012 and September 30, 2011, respectively.	13,713	13,513
Additional paid-in capital	581,789	571,989
Accumulated Deficit	(1,073,311)	(908,833)
Total stockholders’ deficit	(477,809)	(323,331)

Total Liabilities and Stockholders’ Deficit	$5,437	$48,276

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the nine months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011

Revenues:
Affiliate Commissions	$202	$141	$16	$-
Website Development services	52,869	17,500	26,035	9,010
Total Revenues	53,071	17,641	26,051	9,010

Operating Expenses:
Internet & hosting services	341	1,451	-	484
Programming & development	24,729	21,097	12,745	8,447
Advertising & marketing	1,617	489	1,500	89
Domain names	5,150	4,629	2,722	1,377
Office and administrative	10,649	21,202	2,390	6,783
Professional fees	60,736	46,505	20,734	6,589
Salaries	90,000	90,000	30,000	30,000
Rent - related party	6,000	4,500	2,250	1,500
Total Operating Expenses	199,222	189,873	72,341	55,269

Loss From Operations	(146,151)	(172,232)	(46,290)	(46,259)

Other Income (Expense)
Interest expense	(18,327)	(10,231)	(6,087)	(2,956)
Total Other Expense	(18,327)	(10,231)	(6,087)	(2,956)

Net loss	$(164,478)	$(182,463)	$(52,377)	$(49,215)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average number of common shares - Basic and Diluted	13,598,201	13,006,133	13,712,800	13,188,356

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

MY CATALOGS ONLINE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2012	2011
Operating Activities:
Net loss	$(164,478)	$(182,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock for services	37,500	-
Impairment of website development costs	-	2,610
Contributed capital	-	30,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9,154	(3,760)
Increase in accrued salary promissory notes - related parties	89,000	53,000
Increase in accrued expenses	22,639	13,377
Net cash used in operating activities	(6,185)	(87,236)

Investing Activities:
Website development costs	-	(2,610)
Net cash used in investing activities	-	(2,610)

Financing Activities:
Proceeds from sale of common stock	10,000	151,860
Payments on notes payable - related parties	-	(59,500)
Net cash provided by financing activities	10,000	92,360

Increase in cash during the period	3,815	2,514

Cash, beginning of the period	1,622	19,816

Cash, end of the period	$5,437	$22,330

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2012

(Unaudited)

Note 1 – Nature of Operations, Significant Accounting Policies and Basis of Presentation

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and nine months ended June 30, 2012, and the financial position as of June 30, 2012, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited condensed consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited condensed consolidated financial statements.

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

June 30, 2012

(Unaudited)

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

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. No such assets or liabilities were present during the three months ended June 30, 2012.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of June 30, 2012, there were 5,086,050, potentially dilutive securities related to convertible notes payable which were excluded from the computation.

Note 2 – Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended June 30, 2012, the Company had a net loss of $164,478 and cash used in operations of $6,185. At June 30, 2012, the Company had a working capital deficit of $477,809, a stockholders' deficit of $477,809, and an accumulated deficit of $1,073,311. In addition, the Company has had minimal revenue generating activities in fiscal 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2012

(Unaudited)

plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding and/or a merger candidate.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	June 30, 2012	September 30, 2011
Accrued rent - related party	$16,500	$15,000
Accrued interest - related party	56,542	38,215
Other accrued expenses - related party	4,250	7,200
Total accrued expenses - related party	$77,292	$60,415

Note 4 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary due each officer (see Note 5) into convertible notes payable.  The amounts exchanged were $83,750 and $21,000 respectively.  Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively.  Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest.  The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.04.  The total outstanding convertible promissory note balance as of June 30, 2012 was $203,442. Accrued interest due under these notes was $56,542 at June 30, 2012 and is included in accrued expenses - related parties in the accompanying unaudited consolidated balance sheet.

Note 5 – Related Party Transactions

The Company has loans outstanding to its officers, (see Note 4) and accrued expenses due to related parties (see Note 3).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate.  On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.  The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011.  Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.04 per share. (See Note 4) Accrued salaries promissory notes - related parties at June 30, 2012 was $193,750 (after giving effect to the convertible note exchange).

The Company sub-leases office space from a company which is affiliated with an officer of the company.  The lease agreement provides for monthly rental of $750, on a month to month basis, and payable in cash or common stock. Accrued rent, which is included in accrued expenses related party in the accompanying unaudited consolidated balance sheet, at June 30, 2012 was $16,500.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO.  The Company incurred and paid $3,750 of expense to this affiliated Company during fiscal 2012 for website development services.

My Catalogs Online, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2012

(Unaudited)

Note 6 – Stockholders Deficit

Common stock issued for cash:

In March of 2012, the Company received an executed subscription agreement for a total of 200,000 shares of common stock at $0.05 per share for total proceeds of $10,000.

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer accounted for 80% of the total revenue for the nine months ended June 30, 2012.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Revenue: The Company's revenues increased approximately 190% from $9,010 during the three months ended June 30, 2011 as compared to $26,051 for the three months ended June 30, 2012 due to an increase in services provided for website development.

Operating Expenses: The Company's operating expenses increased approximately 31% from $55,269 during the three months ended June 30, 2011 as compared to $72,341 for the three months ended June 30, 2012 due to an increase in professional fees and an increase in programming and development costs, partially offset by a decrease in office and administrative expenses.

Interest Expense: The Company's interest expense increased approximately 106% from $2,956 during the three months ended June 30, 2011 as compared to $6,087 for the three months ended June 30, 2012 primarily due to a larger principal balance in notes payable.

Net loss from operations: The Company's net loss from operations increased de minimisly from $46,259 during the three months ended June 30, 2011 as compared to $46,290 for the three months ended June 30, 2012. The primary reason for this was due to an increase in programming and development costs, partially offset by an increase in website development services income.

FOR THE NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2011

Revenue: The Company's revenue increased approximately 200% from $17,641 during the nine months ended June 30, 2011 as compared to $53,071 for the nine months ended June 30, 2012 due to an increase in services provided for website development and affiliate commissions.

Operating Expenses: The Company's operating expenses increased approximately 5% from $189,873 during the nine months ended June 30, 2011 as compared to $199,222 for the nine months ended June 30, 2012 due to an increase in professional fees, partially offset by a decrease in office and administrative expenses.

Interest Expense: The Company's interest expense increased approximately 79% from $10,231 during the nine months ended June 30, 2011 as compared to $18,327 for the nine months ended June 30, 2012 primarily due to a larger principal balance in notes payable.

Net loss from operations: The Company's net loss from operations decreased approximately 15% from $172,232 during the nine months ended June 30, 2011 as compared to $146,151 for the nine months ended June 30, 2012. The primary reason for this was due to an increase in website development services income and a decrease in office and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,185 for the nine months ended June 30, 2012 as compared to $87,236 for the nine months ended June 30, 2011, primarily due to a decrease in net loss for the period.

Net cash used in investing activities was $0 for the nine months ended June 30, 2012 as compared to $2,610 for the nine months ended June 30, 2011, due to a decrease in website development costs.

Net cash provided by financing activities was $10,000 for the nine months ended June 30, 2012 as compared to $92,360 for the nine months ended June 30, 2011, primarily due to a decrease in proceeds from the sale of common stock and no repayments of related party notes payable during the nine months ended June 30, 2012.

As of July 30, 2012, the Company had approximately $2,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2011. In addition, the Company has a working capital deficit with minimal revenues as of June 30, 2012. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding and/or a merger candidate. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

My Catalogs Online, Inc.

Date: August 14, 2012	By:	/s/ Ronald Teblum
Ronald Teblum
CEO (Principal Executive Officer), President