Form 10-K
period 2012-09-30
BRIGHT MOUNTAIN HOLDINGS, INC.
filed 2012-12-31
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-163439

———————

BRIGHT MOUNTAIN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6301 NW 5th Way, Suite 1400, Fort Lauderdale, FL 33309

(Address of principal executive office, Zip Code)

Registrant’s telephone number, including area code: (954) 903-9373

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $217,024 on March 31, 2012.

There were 1,386,280 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 26, 2012.

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

When used in this yearly report, the terms “Bright Mountain”, "Company", “we," "our," and "us" refers to Bright Mountain Holdings, Inc. and Subsidiary formerly known as My Catalogs Online, Inc. a Nevada corporation.

PART I

ITEM 1. BUSINESS

General

Bright Mountain formed in January 2009, is an internet-based technology company headquartered in Fort Lauderdale, FL. We are cataloging the Internet and currently have approximately 650 domain names. Management believes that its “My Catalog” sites offer our users an experience like no other, with the ability to: Shop, Get Information, find Services, and enjoy Entertainment all in one place.

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

Mission

It is the mission of Bright Mountain to categorize the massive amount of data across the internet, by cataloging the information into various categories for shopping, information and services utilizing our approximately 650 domain names and TheBigBuzz.com, a social network to provide a user experience that is versatile and easy to use, thus simplifying the search for all ages, interests and income levels.

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

Marketing Strategy

My Catalogs Online now known as Bright Mountain Holdings, Inc. marketing strategy is designed to allow the Company to concentrate its resources on the greatest opportunities to increase sales and achieve a sustainable competitive advantage. For example, the Company intends to tailor the roll-out of individual sites, and to promote already operational sites, to correspond with perceived changes in consumers buying habits, the economy in general and specific Holidays and events. The company’s marketing plan is tailored to assist with this flexibility.  If a site is not productive enough, or if the consumer’s buying habits have shifted as a result of the economy, the Company’s ability to tailor its websites to the changing environment should allow it to maximize its market share and related revenues.

To date, the company has utilized the marketing strategies defined below:

•

Starting November 16, 2009 and continuing through December 15, 2009, MyChristmasCatalog.com was promoted on-air through Cable network television throughout South Florida and Seattle, Washington.  The objective of this advertising campaign was to make shoppers aware of our Christmas site so they would do their 2009 Christmas shopping on mychristmascatalog.com  The commercial was filled with music and screen captures of our website.  On November 16, 2009, a news interview with Ron Teblum, former President of the Company, and Jeff Barnes, Principal Architect of Microsoft, which aired on MSN network Channel 9.  The interview focused on how our development team utilized Microsoft’s Multimedia Silverlight technology on MyChristmascatalog.com and what advantages or disadvantages this technology had. Digital Banner Advertising on major highways and intersections.  From mid-November 2009 to the second week in December, 2009 a digital billboard was used to advertise the Company’s MyChristmasCatlogs.com site. The digital billboard was located on I-95 in between Ft. Lauderdale and Miami at Hallandale Boulevard.  The Billboard was a full size digital billboard – advertising 3-4 companies on the board – with our advertisement running for 8 seconds, every 28 seconds, 24 hours day.  The ad was very simple and had a picture of Santa with bright letters “Go to MyChristmasCatalogs.com” for your shopping needs.

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

The Company is optimistic that these marketing tools were a step in the right direction towards establishing brand recognition. Management continues to refine its marketing plan and budget requirements on an on-going basis. Additional marketing initiatives will be considered as and when new sites are rolled out and/or if management determines existing sites need alternative methods to increase traffic and sales. Going forward, the company continues to explore the various possibilities outlined below.

•

Search Engine Optimization. The Company intends to utilize several marketing channels to promote traffic on its websites. Initially marketing efforts will focus primarily on search engine marketing.  The Company intends to achieve exposure through various search engines (e.g. Google, Yahoo, etc.).  The Company will also be continuously updating its own website pages for future marketing purposes in order to add new providers in the retail industry.

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

•

Social Networking Sites (i.e. Facebook, Twitter).  The Company intends to utilize the social networking sites, such as Facebook, Twitter and MySpace, as a vehicle for ongoing promotions of the company by utilizing various ad placement capabilities through Facebook, Google and Microsoft Ad Center.

•

Video News Releases.  The Company is looking to obtain broadcast access across over 287 local news media broadcast affiliate stations during the 6:00pm and 11:00 pm news.

•

YouTube.  The Company is looking into its ability to be broadcast as a trailer in front of 275 of the top viewed, non-copyrighted YouTube videos.  The Company is also preparing a seven to eleven second videomercial for YouTube.

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

We had an accumulated deficit of $1,126,676 as of September 30, 2012 and we expect to continue to incur significant developmental expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during 2013 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

We rely on third parties to support our Company sites, and our business will suffer if they do not provide adequate support.

A stable network of servers and routers capable of handling high internet traffic and large database driven search features is required to support our sites. The database and server infrastructure is outsourced to a company designed to provide these specific services. The facility consists of a data center equipped with raised floors, backup power generation, proper cooling, network bandwidth and security, to support the infrastructure required to handle Internet traffic flow. If they do not provide the level of services and support necessary our business will suffer.

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

During 2009, 2010, 2011and 2012, we completed financings in which we issued common stock to certain private investors. The terms of these transactions require that for certain shares, we file registration statements with the Securities and Exchange Commission under which the investors may resell to the public common stock acquired in these transactions.

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

Currently, our shares are traded on the OTC.BB sunder they symbol of MYCG.

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

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Jerrold D. Burden, Chairman beneficially owns 65% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

We currently lease office space at 6301 N.W. 5th Way, Suite 1400, Fort Lauderdale, Florida, as our principal offices for $750 per month, under a Sublease Agreement entered into January 1, 2012. The lease term is month to month. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 21, 2012, the Company had 1,386,280 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

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

There were no sales of unregistered securities during this period of time.

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

OVERVIEW

Bright Mountain Holdings, Inc. and Subsidiary formerly known as My Catalogs Online, Inc. (“Bright Mountain”, “Company” "we" "us" "our") was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., and again in November 2012 to Bright Mountain Holdings, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name.

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

•

Infomediary Data: Selling data collected from site users, including product preferences, to companies that wish to understand a market better. Data will be derived from TheBigBuzz.com social shopping site, and My Catalog user shopping and browsing behavior. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized upon the sale and delivery of the data.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2011

Revenue: The Company's revenues increased approximately 175% from $26,970 during the year ended September 30, 2011 as compared to $73,921 for the year ended September 30, 2012 due to an increase in website development services, however, all of these services in 2012 were provided to a related party affiliate.

Operating Expenses: The Company's operating expenses increased approximately 6% from $250,716 during the year ended September 30, 2011 as compared to $267,284 for the year ended September 30, 2012.  The primary reason for this was due to the increase in programming and development expenses which corresponds to our increase in revenues.

Interest Expense: The Company's interest expense decreased approximately 90% from $218,965 during the year ended September 30, 2011 as compared to $24,480 for the year ended September 30, 2012 primarily due to the fact there were no further issuances of notes payable and 2011 included a debt extinguishment charge of approximately $203,500 which was not present in 2012.

The Company's net loss from operations decreased approximately 14% from $223,746 for the year ended September 30, 2011 as compared to $193,363 for the year ended September 30, 2012.  The primary reason for this was due to the increase in revenues such as website development services.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,497 for the year ended September 30, 2012 as compared to $107,943 for the year ended September 30, 2011, due to increases in amortization of prepaid shares issued for services and accrued salary promissory notes.

Net cash used in investing activities was $0 for the year ended September 30, 2012 as compared to $2,610 for the year ended September 30, 2011, due primarily to a decrease in website development costs.

Net cash provided by financing activities was $10,000 for the year ended September 30, 2012 as compared to $92,359 for the year ended September 30, 2011, primarily due to a decrease in proceeds from the sale of common stock.

As of December 11, 2012, the Company had approx. $3,000 in cash.  The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 8 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB, issued ASU 2011-05, which amends ASC Topic 220, Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 effective October 1, 2012, and such adoption is not expected to have a material effect on the Company's financial statements.

In September 2011, the FASB issued ASU 2011-08, which amends ASC Topic 350, Intangibles-Goodwill and Other, to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU 2011-08 effective September 30, 2011, and such adoption did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, which amends ASC Topic 220, Comprehensive Income, to defer certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance, along with ASU 2011-05, on October 1, 2012, and such adoption is not expected to have a material impact on the Company’s financial statements.

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

Item 9A CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jerrold D. Burden	61	Chairman of the Board, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

Ronald Teblum (*)	53	Former President & Chief Executive Officer (*)

Dan O’Meara (*)	54	Former Vice President (*)

———————

(*)

Resigned from all positions with the Company effective November 9, 2012.

Directors

Jerrold D. Burden

Chairman of the Board, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

Jerrold D. Burden has served in the above capacities since the inception of the Company. Mr. Burden is chiefly responsible for the first stage development of the Company and the assembly of the initial team of experts required to launch the Company. Mr. Burden has been President of Atomic Guppy, formerly known as XTX Energy since 2005 until August, 2009, when the company Atomic Guppy was acquired by Quamtel. At that time, Mr. Burden resigned as President and devoted full time to the development of the Company.

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

Executive Officers

Ronald Teblum (*)

Former President & Chief Executive Officer (*)

Ronald Teblum has been President and Chief Executive Officer and President of the Company since April, 2009. Prior to that time, from 1985 to present, Mr. Teblum has served as President of Mars Research. Mars Research specializes in both quantitative and qualitative research, providing marketing and research services to a large array of businesses in a broad range of industries ranging from small start-up organizations to Fortune 100 companies. These include internationally-known companies such as Burger King, and state-wide companies such as the Florida Tourism Board.

Mr. Teblum has served as Chief Architect behind Mars Research’s interactive touch screen and online recruiting survey software used to automate the process for taste test respondents at the Burger King testing facility, including setting up a 50 seat call center for National Opinion Research Services.

Mr. Teblum has devoted a substantial amount of time and resources to the development of the Company.

Mr. Teblum graduated Rutgers University in 1981 with a degree in Accounting. He started at a young age and has continued studies in programming, building computer systems and Windows networks, as well as web development.

Dan O’Meara (*)

Former VP, Investor Relations (*)

Dan O’Meara has served as Vice President of the Company since its inception. Mr. O’Meara is the owner of Colorado Franchise of Assist2Sell Real Estate. Mr. O’Meara has been the franchise owner since 2000 until present. Mr. O’Meara dedicates only a portion of his time to the development of the Company.

Dan O’Meara is a graduate of The Ohio State University with a B.S. and M.S. and the University Of Colorado School Of Law. His law career focused on transactional and financing practice.

Family Relationships. There are no family relationships among the directors and executive officers of the company.

————————

(*)

Resigned from all positions with the Company effective November 9, 2012.

Corporate Governance:

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Bright Mountain Holdings, Inc., Attn: Chief Financial Officer, 6301 N.W. 5th Way, Suite 1400, Fort Lauderdale, FL 33309.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation
Jerrold D. Burden	2012	$96,000	0		0	0	0	0	$96,000
Chairman of the Board, CEO CFO, Secretary, Treasurer	2011	$72,000	0		0	0	0	0	$72,000

Ronald Teblum	2012	$24,000	0		0	0	0	0	$24,000
Former President & Chief Executive Officer	2011	$18,000	0		0	0	0	0	$18,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2012.

Compensation of  Directors. We have no non-employee directors and two employee directors and no compensation was paid to these directors in the period ended September 30, 2012 and 2011. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.  One of those directors resigned in November 2012.

Audit, Compensation and Nominating Committees.  Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of one member who is not considered independent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2012 , certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

Jerrold D. Burden		900,000	64.9%
Ron Teblum		200,000	14.4%
All Directors and Officers as a Group (2 persons)		1,100,000	79.3%

————————

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

(**)

Percent of class is calculated on the basis of the number of shares outstanding on December 21, 2012 (1,386,280).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has convertible notes payable to two officers (CEO and CFO) aggregating $147,250 and $56,192 respectively, as of September 30, 2012. During fiscal 2011, the Company repaid $59,500 related to these notes.   On July 25, 2011 the officers agreed, by written consent, to convert 50% of their accrued salary promissory notes into convertible notes payable at a conversion price of $0.04 per share.  Both notes bear interest at 12% per year and are payable on demand. Accrued interest due under these notes was $62,695 and $38,215 at September 30, 2012 and 2011 respectively.

Two officers (CEO and CFO) of the Company have agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. Accrued salaries at September 30, 2012 and 2011 was $223,750 and $104,750 (after giving effect to the above mentioned exchange) respectively. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.  Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, by written consent, to convert 50%  of their accrued salaries to convertible notes payable, at a conversion price of $0.40 per share.  See above for total note balance outstanding as of September 30, 2012.

The Company sub-leased office space from a company which was affiliated with a former officer (CEO) of the company.  The lease agreement provided for monthly rental of $500, on a month to month basis, and payable in cash or common stock. The agreement ceased December 31, 2011.

The Company, from time to time, conducts business with an affiliated Company where the former CEO of the Company, is also the CEO.  The Company incurred $11,500 of expense to this affiliated Company during fiscal 2012 for website development services.

The Company’s revenues during fiscal 2012 for website development services was almost entirely derived from a related party where our chairman is also the president.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2012 and 2011 were approved by the Board of Directors.  The following table shows the fees for the year ended September 30, 2012 and 2011:

	2012	2011
Audit Fees (1)	$14,000	$17,762
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. No fees of this sort were billed by Salberg & Company, P.A., our principal accountant during 2012 or 2011.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2012 or 2011.

PART IV

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

My Catalogs Online, Inc.

Date: December 31, 2012	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Bright Mountain Holdings, Inc. and Subsidiary (F.K.A. My Catalogs Online, Inc.)

We have audited the accompanying consolidated balance sheets of Bright Mountain Holdings, Inc. and Subsidiary (F/K/A My Catalogs Online, Inc.) at September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bright Mountain Holdings, Inc. and Subsidiary (F/K/A My Catalogs Online, Inc.) as of September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $217,843 and $442,711 in 2012 and 2011 respectively, and used cash for operating activities of $7,497 and $107,943 in 2012 and 2011, respectively. In addition, the Company has a working capital deficit, stockholders' deficit and accumulated deficit of $523,674, $523,674 and $1,126,676, respectively, at September 30, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

December 31, 2012

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F/K/A MY CATALOGS ONLINE, INC.)

Consolidated Balance Sheets

	September 30,	September 30,
	2012	2011

ASSETS
Current Assets
Cash	$4,125	$1,622
Accounts receivable	-	9,154
Prepaid expenses	-	37,500
Total current assets	4,125	48,276

Total Assets	$4,125	$48,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$12,212	$3,000
Accrued expenses - related parties	88,395	60,415
Accrued salary - promissory notes	223,750	104,750
Convertible promissory notes - related parties	203,442	203,442
Total current liabilities	527,799	371,607

Commitments and Contingencies (see Note 11)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized 1,386,280 and 1,351,280 issued and outstanding at September 30, 2012 and 2011, respectively	1,386	1,351
Additional paid-in capital	601,616	584,151
Accumulated Deficit	(1,126,676)	(908,833)
Total stockholders’ deficit	(523,674)	(323,331)

Total Liabilities and Stockholders’ Deficit	$4,125	$48,276

The accompanying notes are an integral part of these consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F/K/A MY CATALOGS ONLINE, INC.)

Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	September 30, 2012	September 30, 2011

Revenues:
Affiliate Commissions	$202	$316
Website Development services - Related Party	73,719	-
Website Development services	-	26,654
Total Revenues	73,921	26,970

Operating Expenses:
Internet & hosting services	341	1,806
Programming & development - related party	11,500	-
Programming & development	34,076	21,838
Advertising & marketing	1,617	494
Domain names and website development costs	5,516	5,017
Office and administrative	3,963	13,367
Travel & entertainment	9,055	14,634
Professional fees	72,966	67,560
Salaries	120,000	120,000
Rent	6,750	-
Rent - related party	1,500	6,000
Total Operating Expenses	267,284	250,716

Loss From Operations	(193,363)	(223,746)

Other Expense
Interest expense	24,480	218,965
Total Other Expense	24,480	218,965

Net loss	$(217,843)	$(442,711)

Net loss per share - basic and diluted	$(0.16)	$(0.34)
Weighted average number of common shares - basic and diluted	1,366,348	1,308,553

The accompanying notes are an integral part of these consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F/K/A MY CATALOGS ONLINE, INC.)

Consolidated Statement of Changes in Stockholders' Deficit

For the Years ended September 30, 2012 and 2011

	Common Stock		Common Stock		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Stockholders'
	Issuable	Amount	Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2010	12,850	$13	1,237,500	$1,237	$148,950	$(466,122)	$(315,921)

Issuance of previously issuable shares	(12,850)	(13)	12,850	13	-	-	-
Common stock issued for cash	-	-	75,930	76	151,784	-	151,859
Common stock issued for services	-	-	25,000	25	49,975	-	50,000
Embedded conversion based effective interest	-	-	-	-	203,442	-	203,442
Contributed capital	-	-	-	-	30,000	-	30,000
Net loss	-	-	-	-	-	(442,711)	(442,711)

Balance at September 30, 2011	-	$-	1,351,280	$1,351	$584,151	$(908,833)	$(323,331)

Common stock issued for cash	-	-	20,000	20	9,980	-	10,000
Common stock issued for services	-	-	15,000	15	7,485	-	7,500
Net loss	-	-	-	-	-	(217,843)	(217,843)

Balance at September 30, 2012	-	$-	1,386,280	$1,386	$601,616	$(1,126,676)	$(523,674)

The accompanying notes are an integral part of these consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F/K/A MY CATALOGS ONLINE, INC.)

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	September 30, 2012	September 30, 2011
Operating Activities:
Net loss	$(217,843)	$(442,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid shares issued for services	37,500	12,500
Common stock issued for services	7,500	-
Embedded conversion based effective interest	-	203,442
Impairment of website development costs	-	2,610
Contributed capital	-	30,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9,154	(7,154)
Increase in accrued salary promissory notes	119,000	73,500
Increase (decrease) in accrued expenses	9,212	(808)
Increase in accrued expenses - related parties	27,980	20,678
Net cash used in operating activities	(7,497)	(107,943)

Investing Activities:
Website development costs	-	(2,610)
Net cash used in investing activities	-	(2,610)

Financing Activities:
Proceeds from sale of common stock	10,000	151,859
Repayment of notes payable -related parties	-	(59,500)
Net cash provided by financing activities	10,000	92,359

Increase (decrease) in cash during the year	2,503	(18,194)

Cash, beginning of year	1,622	19,816

Cash, end of year	$4,125	$1,622

Supplemental disclosure of cash flow information:
Cash paid for Interest:	$-	$-
Cash paid for Income Taxes:	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Reclassification of Promissory Notes into Convertible Notes Payable	$-	$98,692
Reclassification of Accrued Salaries into Convertible Notes Payable	$-	$104,750
Prepaid Common Stock issued for Services	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bright Mountain Holdings, Inc. and Subsidiary (F/K/A My Catalogs Online, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc., which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies.

In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split (see Note 13).

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts as needed. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No allowance was deemed necessary at September 30, 2012 and 2011 respectively.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs” (ASC 350-50).  All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. During the years ended September 30, 2012 and 2011 respectively, website development costs capitalized consisted of costs to obtain and register Internet domains.

Amortization of capitalized domain names is based on the shorter of the useful life, or the registration period of the purchased name.  For registration periods of one-year or less, the Company immediately expenses the domain name costs.

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

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.

We currently measure and report at fair value our intangible assets which are non-financial assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method for 2012 and 2011.  The Company could not project positive cash flow for valuation purposes related to domain names and website development costs and therefore, 100% impairment was recorded in 2011.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011:

	Balance at September 30, 2012 and 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website Development Costs	$-	$-	$-	$-
Domain Names	-	-	-	-
Total Non-Financial Assets	$-	$-	$-	$-

The following is a summary of activity for assets measured under level 3 from September 30, 2010 through September 30, 2012 of the fair value of intangible assets:

Ending balance at September 30, 2010	$-
Fair value recorded for additional domain purchases in fiscal 2011	2,610
Change in fair value included in net loss	(2,610)
Ending balance at September 30, 2011	-

Fair value recorded for additional domain purchases in fiscal 2012	-
Change in fair value included in net loss	-
Ending balance at September 30, 2012	$-

Share Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”).  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.  The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price.  Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms.  Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees and as such are valued using the BSM option pricing model.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

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

•

Infomediary Data: Selling data collected from site users, including product preferences, to companies that wish to understand a market better. Data will be derived from TheBigBuzz.com social shopping site, and My Catalog user shopping and browsing behavior. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized upon the sale and delivery of the data.

•

Catalog Conversion: Through the Company’s Green initiative, the Company intends to utilize its custom conversion tool to assist its customers in the conversion from print to digital media for a fee. This Model is not currently being used by the Company at this time, but is under consideration.  Revenue will be recognized when the services have been rendered.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $1,617 in 2012 and $494 in 2011.

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

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2012, tax years 2012, 2011, 2010 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As of September 30, 2012 and 2011, there was convertible debt convertible into 508,605 shares of common stock representing potentially dilutive securities.  Dilutive common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses and as a result, the basic and diluted per share amounts for all periods presented are identical.

Recent Accounting Pronouncements

In June 2011, the FASB, issued ASU 2011-05, which amends ASC Topic 220, Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 effective October 1, 2012, and such adoption is not expected to have a material effect on the Company's financial statements.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

In September 2011, the FASB issued ASU 2011-08, which amends ASC Topic 350, Intangibles-Goodwill and Other, to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU 2011-08 effective September 30, 2011, and such adoption did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, which amends ASC Topic 220, Comprehensive Income, to defer certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance, along with ASU 2011-05, on October 1, 2012, and such adoption is not expected to have a material impact on the Company’s financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements for the year ended September 30, 2012, the Company reported a net loss of $217,843 and $442,711 in 2012 and 2011 respectively, and used cash for operating activities of $7,497 and $107,943 in 2012 and 2011, respectively. In addition, the Company has a working capital deficit, stockholders' deficit and accumulated deficit of $523,674, $523,674 and $1,126,676, respectively, at September 30, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.  Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue.  In addition, the Company is actively seeking investor funding.  The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders interests in the company.  (See Note 13)

Note 3 – Accounts Receivable

As of September 30, 2011, accounts receivable in the amount of $9,154 consisted of amounts due from one customer related to website development services or affiliate commissions.  This receivable was collected during fiscal 2012.

Note 4 – Domain Names

The Company capitalized costs associated with the direct purchase of internet domain names.  As of September 30, 2012, the Company owned approximately 1,100 internet domain names.

During fiscal 2011, the Company purchased and capitalized $2,610 in costs associated with domain name purchases.  After the Company conducted its annual impairment test, these amounts were expensed as the Company could not project positive cash flow for valuation purposes related to domain names.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Note 5 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	September 30, 2012	September 30, 2011
Accrued rent - related party	$17,000	$15,000
Accrued interest - related party	62,695	38,215
Other accrued expenses - related party	8,700	7,200
Total accrued expenses - related party	$88,395	$60,415

Note 6 – Notes Payable Related Parties

The Company had notes payable to two officers. During fiscal 2011, the Company repaid $59,500 related to these notes.  These notes were modified in fiscal 2011 to add a conversion feature and have been reclassified at September 30, 2012 and 2011 to convertible promissory notes - related parties in the accompanying consolidated balance sheet. (See Note 7.)

Note 7 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary promissory notes due each officer (see Note 8) into convertible notes payable.  The amounts exchanged were $83,750 and $21,000 respectively.  Additionally, the officers exchanged 100% of their previously issued promissory notes (see Note 6) for convertible notes totaling $63,500 and $35,192 respectively.  Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest.  The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.40.  The total outstanding convertible promissory note balance as of September 30, 2012 and 2011 was $203,442 and $203,442 respectively. Accrued interest due under these notes was $62,695 and $38,215 at September 30, 2012 and 2011 respectively, and is included in accrued expenses related parties in the accompanying consolidated balance sheet.  (See Note 5)

Note 8 – Related Party Transactions

The Company has loans outstanding to its officers, (see Note 7) and accrued expenses due to related parties (see Note 5).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate.  On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.  The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011.  Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.40 per share.  Accrued salaries at September 30, 2012 and 2011 was $223,750 and $104,750 (after giving effect to the above mentioned exchange), respectively. The related salary expense for the years ended September 30, 2012 and 2011 was $120,000 and $120,000 respectively.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

The Company sub-leased office space from a company which is affiliated with an officer of the company.  The lease agreement provided for monthly rental of $500, on a month to month basis, and payable in cash or common stock. Accrued rent, which is included in accrued expenses related party in the accompanying balance sheet, at September 30, 2012 and 2011 was $17,000 and $15,000, respectively, and rent expense for the years then ended totaled $8,250 and $6,000 respectively.  In January 2012, the Company ended the related party rent agreement and entered into a month to month sub-let plan with a non-related party at $750 per month.

The Company, from time to time, conducts business with an affiliated Company where the CEO of My Catalogs Online, is also the CEO.  The Company incurred $11,500 of expense to this affiliated Company during fiscal 2012 for programming and development services.

The Company's revenue during fiscal 2012 for website development services was almost entirely derived from a related party where the Chairman and CEO of the Company was the President.

Note 9 – Stockholders' Deficit

On November 14, 2012, the Company effected a 1 for 10 reverse stock split of the outstanding common stock of the Company.  All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted to give effect to the reverse stock split.

Common stock issued for cash:

During the year ended September 30, 2011, the Company received executed subscription agreements for a total of 75,930 shares of common stock at $2.00 per share for total proceeds of $151,859.

During the year ended September 30, 2012, the Company received executed subscription agreements for a total of 20,000 shares of common stock at $0.50 per share for total proceeds of $10,000.

Common stock issued for services:

On July 1, 2011, the Company issued 25,000 shares of common stock to a third party consultant whereby, the consultant is to provide the defined services for a period of one-year.  The shares were valued at $2.00 per share (based on the Company's then last cash sales price) or $50,000 were amortized over the one-year term of the agreement.  The $37,500 unamortized balance as of September 30, 2011 was reflected as a prepaid expense in the accompanying consolidated financial statements and fully amortized during fiscal 2012.

In July of 2012, the Company issued 15,000 shares of common stock in connection with legal advisory services provided to the company.  The shares were valued at $0.50 per share (based on the Company’s then last cash sales price) and $7,500 was expensed.

Contributed capital:

As a result of the Company's officers deferring salaries until the Company is more financially stable, the Company recorded $30,000 of contributed capital for the year ended September 30, 2011. The value of these services were derived from the officers prior employment agreements. (See Note 8)

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Note 10 – Income Taxes

There was no income tax expense in fiscal 2012 and 2011 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2012	2011
Tax benefit at the United States statutory rate	$(74,067)	$(150,522)
State income tax, net of federal benefit	(8,447)	(17,242)
Meals	1,539	2,488
Other	-	82,099
Change in valuation allowance	80,975	83,177

Income tax expense (benefits)	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2012	2011
Net operating loss carryforward	$279,835	$250,486
Accrued salary	51,626	-
Impairment expense	-	-
Amortization expense	-	-
Valuation allowance	(331,461)	(250,486)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At September 30, 2012 the Company has net operating losses (NOL) of approximately $737,000 that will expire from 2031 to 2032.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2012 and 2011 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2012 and 2011. The valuation allowance as of September 30, 2012 was $331,461. The net change in the valuation allowance during the year ended September 30, 2012 was an approximate increase of $80,975.

Note 11 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2012 and 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

Note 12 – Concentrations

The Company is currently producing revenue primarily from one revenue stream, website developer services, which is a related party.  (See Note 8)

One customer accounted for approximately 100% of the revenue for the year ended September 30, 2012, which is a related party.  (See Note 8).  During 2011, one customer accounted for 43% of revenues while a separate customer accounted for 34%.

As of September 30, 2011, one customer accounted for 100% of accounts receivable.

Since inception, two related party lenders who were officers of the Company have provided 100% debt related funding to the Company.

Note 13- Subsequent Events

The Company entered into a non-binding letter of intent to acquire a private company as filed with the Securities and Exchange Commission on November 15, 2012.

On November 14, 2012, the Company effected a 1 for 10 reverse stock split of outstanding common stock of the Company.  All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

On November 14, 2012, the Company effected a name change of the Company, upon filing the amended Articles of Incorporation with the State of Nevada, whereby the Company's new name is Bright Mountain Holdings, Inc.