Form 10-Q
period 2012-12-31
BRIGHT MOUNTAIN HOLDINGS, INC.
filed 2013-02-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2013
Common stock, $0.001 par value	1,386,280

TABLE OF CONTENTS

Page
Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements	1

(a) Condensed Consolidated Balance Sheets at December 31, 2012 (unaudited) and September 30, 2012	1

(b) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2012(unaudited) and the Three Months Ended December 31, 2011 (unaudited)	2

(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 (unaudited) and the Three Months Ended December 31, 2011 (unaudited)	3

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II. Other Information

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Mine Safety Disclosure	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	12

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F.K.A. MY CATALOGS ONLINE, INC.)

Condensed Consolidated Balance Sheets

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$228	$4,125

Total Assets	$228	$4,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$9,588	$12,212
Accrued expenses - related parties	103,549	88,395
Accrued salary promissory notes - related parties	223,750	223,750
Convertible promissory notes - related parties	203,442	203,442
Total current liabilities	540,329	527,799

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,386,280 issued and outstanding at December 31, 2012 and September 30, 2012	1,386	1,386
Additional paid-in capital	601,616	601,616
Accumulated Deficit	(1,143,103)	(1,126,676)
Total stockholders’ deficit	(540,101)	(523,674)

Total Liabilities and Stockholders’ Deficit	$228	$4,125

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F.K.A. MY CATALOGS ONLINE, INC.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2012	December 31, 2011

Revenues:
Affiliate Commissions	$-	$36
Website Development services - related party	14,450	11,690
Total Revenues	14,450	11,726

Operating Expenses:
Internet & Hosting services	-	180
Programming & development	9,640	3,244
Domain names	346	353
Office and administrative	2,722	2,056
Professional fees	9,766	22,347
Salaries	-	30,000
Rent	2,250	1,500
Total Operating Expenses	24,724	59,680

Loss From Operations	(10,274)	(47,954)

Other Expense
Interest expense	6,153	6,153
Total Other Expense	6,153	6,153

Net loss	$(16,427)	$(54,107)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and diluted	1,386,280	1,351,280

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F.K.A. MY CATALOGS ONLINE, INC.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2012	December 31, 2011
Cash flows from Operating Activities:
Net loss	$(16,427)	$(54,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid shares issued for services	-	12,500
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	9,154
Decrease in accounts payable	(7,124)	-
Increase in accrued expenses	19,654	43,116
Net cash provided by (used in) operating activities	(3,897)	10,663

Increase (decrease) in cash during the period	(3,897)	10,663

Cash, beginning of the period	4,125	1,622

Cash, end of the period	$228	$12,285

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

December 31, 2012

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

In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split (see Note 6).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three months ended December 31, 2012, and the financial position as of December 31, 2012, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 31, 2012. The September 30, 2012 balance sheet is derived from those consolidated financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Catalog Enterprises, Inc. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the estimate for the valuation of intangible assets, valuation of equity based transactions and the valuation allowance on deferred tax assets.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

December 31, 2012

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

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. No such assets or liabilities were present during the three months ended December 31, 2012.

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2012, the Company had a net loss of $16,427 and cash used in operations of $3,897. At December 31, 2012, the Company had a working capital deficit of $540,101, a stockholders’ deficit of $540,101, and an accumulated deficit of $1,143,103. In addition, the Company has had minimal revenue generating activities in fiscal 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.  (See Note 9)

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	December 31, 2012	September 30, 2012
Accrued rent - related party	$17,000	$17,000
Accrued interest - related party	68,849	62,695
Other accrued expenses - related parties	17,700	8,700
Total accrued expenses - related parties	$103,549	$88,395

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

December 31, 2012

(Unaudited)

Note 4 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary due each officer (see Note 5) into convertible notes payable.  The amounts exchanged were $83,750 and $21,000 respectively.  Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively.  Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest.  The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.40.  The total outstanding convertible promissory note balance as of December 31, 2012 was $203,442. Accrued interest due under these notes was $68,849 at December 31, 2012 and is included in accrued expenses related parties in the accompanying unaudited consolidated balance sheet.

Note 5 – Related Party Transactions

The Company’s revenue during the three months ended December 31, 2012 was entirely derived from a related party where the Chairman and CEO of the Company is the president.  (See Note 8)

The Company has loans outstanding to its officers, (see Note 4) and accrued expenses due to related parties (see Note 3).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate.  On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able.  The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011.  Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements through September 30, 2012. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible to common stock at a price of $0.40 per share.  On November 9, 2012, one officer who was accruing salary resigned and agreed to cease all salary accrual effective October 1, 2012.  The other officer who remains also agreed to cease all salary accrual effective October 1, 2012.  Accrued salaries at December 31, 2012 was $223,750 (after giving effect to the convertible note exchange).

The Company sub-leased office space through December 31, 2011 from a company which is affiliated with an officer of the company.  The lease agreement provided for monthly rental of $500, on a month to month basis, and was payable in cash or common stock.  Rent accrued under this related party agreement was $17,000 as of December 31, 2012 and total rent accrued was $18,300.  Effective January 2012 the Company pays $500 a month rent, on a month to month basis to an unrelated party.

The Company, from time to time, conducts business with an affiliated Company where the CEO of the Company, is also the CEO.  The Company incurred and paid $800 of expense to this affiliated Company during fiscal 2013 for website development services.  (See Note 3)

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

December 31, 2012

(Unaudited)

Note 6 – Stockholders Deficit

Reverse Stock Split and Name Change

The Company entered into a non-binding letter of intent to acquire a private company as filed with the Securities and Exchange Commission on November 15, 2012.  This agreement was terminated by the Company’s management on January 4, 2013.  (See Note 7)

On November 14, 2012, the Company effected a 1 for 10 reverse stock split of outstanding common stock of the Company.  All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

On November 14, 2012, the Company effected a name change of the Company, upon filing the amended Articles of Incorporation with the State of Nevada, whereby the Company’s new name is Bright Mountain Holdings, Inc.

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2012, except for the following, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Subsequent to management terminating a non-binding letter of intent on January 4, 2013 (see Note 6) the CEO of the Company received an email demand notice to him personally from the other party to recover $282,500 expended by them during their due diligence process.  The demand does not appear to be on the Company.  There has been no legal action as of the date of this report and none is anticipated.  Management believes the claim is without merit and will rigorously defend any further action.

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer, a related party affiliate, accounted for 100% of the total revenue for the three months ended December 31, 2012.  (See Note 5)

Note 9 - Subsequent Events

On February 6, 2013, the Company entered into a binding letter of intent (“LOI”) with Medytox Solutions, Inc. (“Medytox”), a publicly-held company, whereby, Medytox would acquire 93% of the voting common stock from two principal stockholders of the Company in exchange for cash consideration to them.  In addition Medytox is to pay $20,000 of other liabilities of the Company upon execution of this LOI.  Also on February 6, 2013, the two stockholders agreed to convert their convertible promissory notes and related accrued interest through December 31, 2012 totaling $272,291 into shares of common stock at the contractual conversion price of $0.40 per share.  In addition, certain other outstanding liabilities of the principal stockholders totaling $23,800 were converted to shares at $0.01 per share.  Total shares to be issued are 25,435,727 and as of the date of this report have not yet been issued.  Accrued interest on the convertible notes and any other accrued liabilities due to the two principal stockholders from January 1, 2013 to February 6, 2013 and not covered by the $20,000 payment discussed above were forgiven and will be reclassed to additional paid-in capital at February 6, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

There are statements in this Form 10-Q statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

OVERVIEW

Bright Mountain Holdings, Inc. (F/K/A My Catalogs Online, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., and in November 2012 changed its name to Bright Mountain Holdings, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

Revenue: The Company’s revenues increased approximately 23% from $11,726 during the three months ended December 31, 2011 as compared to $14,450 for the three months ended December 31, 2012 due to an increase in services provided for website development.  All revenue in the three months ended December 31, 2012 was derived from services to a related party affiliate of our CEO.

Operating Expenses: The Company’s operating expenses decreased approximately 64% from $59,680 during the three months ended December 31, 2011 as compared to $21,524 for the three months ended December 31, 2012 due to a decrease in salaries and professional fees.

Interest Expense: The Company’s interest expense was unchanged from $6,153 during the three months ended December 31, 2011 as compared to $6,153 for the three months ended December 31, 2012 due to the fact that the notes payable balances remained the same.

Net loss from operations: The Company’s net loss from operations decreased approximately 85% from $47,954 during the three months ended December 31, 2011 as compared to $7,074 for the three months ended December 31, 2012. The primary reason for this was due to a decrease in salaries and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,897 for the three months ended December 31, 2012 as compared to $10,663 of net cash provided by operating activities for the three months ended December 31, 2011, primarily due to a decrease in accrued expenses for the period.

As of February 5, 2013, the Company had approximately $2,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2012. In addition, the Company has a working capital deficit with minimal revenues as of December 31, 2012. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company.  There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2012.   Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

(a)

Exhibits

EXHIBIT NO.		DESCRIPTION
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification
32.2		Section 906 Certification
101 INS	*	XBRL Instance Document
101 SCH	*	XBRL Taxonomy Extension Schema
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101 LAB	*	XBRL Taxonomy Extension Label Linkbase
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase

———————

*

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Holdings, Inc.

Date: February 14, 2013	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President