Form 10-Q
period 2013-03-31
BRIGHT MOUNTAIN HOLDINGS, INC.
filed 2013-05-20
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

Copies to:

Kimberly L. Rudge, Esq.

4654 SR 64 E, #133

Bradenton, Fl. 34208

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2013
Common stock, $0.001 par value	26,822,007

i

PART I. FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F.K.A. MY CATALOGS ONLINE, INC.)

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$66	$4,125

Total Assets	$66	$4,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$30,148	$12,212
Accrued expenses - related parties	—	88,395
Accrued salary promissory notes - related parties	—	223,750
Convertible promissory notes - related parties	—	203,442
Total current liabilities	30,148	527,799

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,822,007 and 1,386,280 issued and outstanding at March 31, 2013 and September 30, 2012 respectively	26,822	1,386
Additional paid-in capital	1,123,356	601,616
Accumulated Deficit	(1,180,260)	(1,126,676)
Total stockholders’ deficit	(30,082)	(523,674)

Total Liabilities and Stockholders’ Deficit	$66	$4,125

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F.K.A. MY CATALOGS ONLINE, INC.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Affiliate Commissions	$—	$150	$—	$186
Website Development services - related party	11,100	15,144	25,550	26,834
Total Revenues	11,100	15,294	25,550	27,020

Operating Expenses:
Internet & hosting services	120	161	120	341
Programming & development	8,692	8,740	18,332	11,984
Advertising & marketing	164	117	204	117
Domain names	131	2,075	477	2,428
Office and administrative	4,765	6,204	7,447	8,259
Professional fees	7,400	17,655	17,166	40,002
Salaries	24,000	30,000	24,000	60,000
Rent	2,450	2,250	4,700	3,750
Total Operating Expenses	47,722	67,202	72,446	126,881

Loss From Operations	(36,622)	(51,908)	(46,896)	(99,861)

Other Expense
Interest expense	(535)	(6,086)	(6,688)	(12,240)
Total Other Expense	(535)	(6,086)	(6,688)	(12,240)

Net loss	$(37,157)	$(57,994)	$(53,584)	$(112,101)

Net loss per share - Basic and Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Weighted average number of common shares - Basic and Diluted	15,961,809	1,356,994	8,513,874	1,354,122

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

(F.K.A. MY CATALOGS ONLINE, INC.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(53,584)	$(112,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	27,335	—
Amortization of prepaid stock for services	—	25,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	9,154
Increase in accrued salary promissory notes	—	59,000
Increase in accrued expenses	21,830	11,552
Net cash used in operating activities	(4,419)	(7,395)

Cash flows from Financing Activities:
Bank overdraft liability	360	—
Proceeds from sale of common stock	—	10,000
Net cash provided by financing activities	360	10,000

Increase(Decrease) in cash during the period	(4,059)	2,605

Cash, beginning of the period	4,125	1,622

Cash, end of the period	$66	$4,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses, accrued rent, accrued salary, accrued interest and convertible debt into common stock	$519,841	$—

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

March 31, 2013

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

In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and affected a 1 for 10 reverse stock split (see Note 6).

On February 6, 2013, the Company entered into a binding letter of intent (“LOI”) with Medytox Solutions, Inc. (“Medytox”), a publicly-held company, whereby, Medytox would acquire 93% of the voting common stock from two principal stockholders of the Company in exchange for cash consideration to them. In addition Medytox paid $20,000 of other liabilities of the Company upon execution of the LOI. Medytox has given notice to the Company that they deem the LOI null and void and that the $20,000 is to be considered a loan to the Company, whose terms have not been set. The $20,000 has been recorded as an accrued expense in the accompanying unaudited consolidated financial statements.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and six months ended March 31, 2013, and the financial position as of March 31, 2013, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

March 31, 2013

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

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. No such assets or liabilities were present during the six months ended March 31, 2013.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

March 31, 2013

(Unaudited)

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended March 31, 2013, the Company had a net loss of $53,584 and cash used in operations of $4,419. At March 31, 2013, the Company had a working capital deficit of $30,082, a stockholders’ deficit of $30,082, and an accumulated deficit of $1,180,260. In addition, the Company has had minimal revenue generating activities in fiscal 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	March 31, 2013	September 30, 2012

Accrued rent - related party	$—	$17,000
Accrued interest - related party	—	62,695
Other accrued expenses - related parties	—	8,700
Total accrued expenses - related parties	$—	$88,395

See Note 6 for a description of accrued expenses related party converted to common stock on February 8, 2013.

Note 4 – Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary due each officer (see Note 5) into convertible notes payable. The amounts exchanged were $83,750 and $21,000 respectively. Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively. Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest. The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.40. The total outstanding convertible promissory note balance as of December 31, 2012 was $203,442. Accrued interest due under these notes was $68,849 at December 31, 2012. The convertible notes and related accrued interest was converted into shares on February 8, 2013 (see Note 6).

Note 5 – Related Party Transactions

The Company’s revenue during the six months ended March 31, 2013 was entirely derived from a related party where the Chairman and CEO of the Company is the president. (See Note 8)

The Company converted loans due its officers into common stock in February 2013, (see Notes 4 and 6) and converted accrued expenses due to related parties into common stock in February 2013 (see Notes 3 and 6).

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

March 31, 2013

(Unaudited)

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able. The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011. Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements through September 30, 2012. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible to common stock at a price of $0.40 per share. On November 9, 2012, one officer who was accruing salary resigned and agreed to cease all salary accrual effective October 1, 2012. The other officer who remains also agreed to cease all salary accrual effective October 1, 2012. Accrued salaries at December 31, 2012 was $223,750 (after giving effect to the convertible note exchange). The balance was converted to shares of common stock on February 8, 2013 (see Note 6).

The Company sub-leased office space through December 31, 2011 from a company which is affiliated with an officer of the company. The lease agreement provided for monthly rental of $500, on a month to month basis, and was payable in cash or common stock. Rent accrued under this related party agreement was $17,000 as of December 31, 2012 and total rent accrued was $18,300. Effective January 2012 the Company pays $500 a month rent, on a month to month basis to an unrelated party. During the quarter ended March 31, 2013, rent in the amount of $1,800 was paid by the CEO of the company and recorded as paid in capital.

The Company, from time to time, conducts business with an affiliated Company where the CEO of the Company, was our former CEO. The Company incurred and paid $800 of expense to this affiliated Company during fiscal 2013 for website development services.

Note 6 – Stockholders Deficit

Preferred Stock

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding.

Reverse Stock Split and Name Change

The Company entered into a non-binding letter of intent on October 18, 2012 to acquire a private company. This agreement was terminated by the Company’s management on January 4, 2013. (See Note 7)

On November 14, 2012, the Company effected a 1 for 10 reverse stock split of outstanding common stock of the Company. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

On November 14, 2012, the Company effected a name change of the Company, upon filing the amended Articles of Incorporation with the State of Nevada, whereby the Company’s new name is Bright Mountain Holdings, Inc.

Conversion of Related Party Debt to Common Stock and Capital Contributions

On February 8, 2013, two related party stockholders converted their convertible promissory notes and related accrued interest through December 31, 2012 totaling $272,291 into shares of common stock at the contractual conversion price of $0.40 per share. In addition, certain other outstanding liabilities of the principal stockholders such as accrued rent for $23,800 and accrued salary of $223,750 was converted to shares at $0.01 per share. Total shares issued were 25,435,727.

Accrued interest on the convertible notes and any other accrued liabilities due to the two principal stockholders from January 1, 2013 to February 8, 2013 and not covered by the $20,000 payment discussed in Note 1 were forgiven and were re-classed to additional paid-in capital at February 8, 2013. The total amount of this re-class was $27,335 which was comprised of $24,000 in contributed salary, $1,800 in rent which was paid by our President, $535 in accrued interest on the note balance from January 1, 2013 through February 8, 2013 and $1,000 of additional expenses paid by our President.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

March 31, 2013

(Unaudited)

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, except for the following, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

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

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer, a related party affiliate, accounted for 100% of the total revenue for the six months ended March 31, 2013. (See Note 5)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenue: The Company’s revenues decreased approximately 27% from $15,294 during the three months ended March 31, 2012 as compared to $11,100 for the three months ended March 31, 2013 due to an decrease in services provided for website development. All revenue in the three months ended March 31, 2013 was derived from services to a related party affiliate of our CEO.

Operating Expenses: The Company’s operating expenses decreased approximately 29% from $67,202 during the three months ended March 31, 2012 as compared to $47,722 for the three months ended March 31, 2013 due to a decrease in salaries and professional fees.

Interest Expense: The Company’s interest expense decreased from $6,086 during the three months ended March 31, 2012 as compared to $535 for the three months ended March 31, 2013 due to the fact that the notes payable balances were converted to equity in 2013.

Net loss from operations: The Company’s net loss from operations decreased approximately 29% from $51,908 during the three months ended March 31, 2012 as compared to $36,622 for the three months ended March 31, 2013. The primary reason for this was due to a decrease in salaries and professional fees.

FOR THE SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2012

Revenue: The Company’s revenues decreased approximately 5% from $27,020 during the six months ended March 31, 2012 as compared to $25,550 for the six months ended March 31, 2013 due to an decrease in services provided for website development. All revenue in the six months ended March 31, 2013 was derived from services to a related party affiliate of our CEO.

Operating Expenses: The Company’s operating expenses decreased approximately 43% from $126,881 during the six months ended March 31, 2012 as compared to $72,446 for the six months ended March 31, 2013 due to a decrease in salaries and professional fees.

Interest Expense: The Company’s interest expense decreased from $12,240 during the six months ended March 31, 2012 as compared to $6,688 for the six months ended March 31, 2013 due to the fact that the notes payable balances were converted to equity in 2013.

Net loss from operations: The Company’s net loss from operations decreased approximately 53% from $99,861 during the six months ended March 31, 2012 as compared to $46,896 for the six months ended March 31, 2013. The primary reason for this was due to a decrease in salaries and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,419 for the six months ended March 31, 2013 as compared to $7,395 of net cash used in operating activities for the six months ended March 31, 2012, primarily due to a decrease in accrued expenses for the period.

As of May 5, 2013, the Company had approximately $3,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2012. In addition, the Company has a working capital deficit with minimal revenues as of March 31, 2013. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting: There was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2013, the Company issued an aggregate of 19,047,706 shares of its restricted common stock to Jerrold D. Burden, an officer, director and principal shareholder of the Company, in exchange for the conversion of an aggregate amount of $382,633 due and owing to him from the Company for accrued rent expense, accrued salary and amounts due on convertible notes.

On February 8, 2013, the Company also issued an aggregate of 6,388,021 shares of its restricted common stock to Ronald Teblum, a former officer and existing shareholder of the Company, in exchange for the conversion of an aggregate of $137,208 due and owing to him from the Company for accrued rent expense, accrued salary and amounts due on convertible notes.

After the foregoing issuances, the Company had an aggregate of 26,822,007 shares of its common stock issued and outstanding.

This information was previously reported in the Company’s Form 8-K filed on February 11, 2013.

The Company claims an exemption from registration for the issuance of the subject shares afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Regulation D promulgated thereunder since the foregoing stock issuances did not involve a public offering, the Company took appropriate measures to restrict transfer by placing a restrictive legend on each stock certificate, and the recipients were “accredited investors.” No underwriters or agents were involved in the transaction and the Company paid no underwriting discounts or commissions.

Item 3.

Defaults upon Senior Securities.

None

Item 4.

Mine Safety Disclosure.

Not Applicable

Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a)

Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Holdings, Inc.

Date: May 20, 2013	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President