Form 10-Q
period 2013-06-30
BRIGHT MOUNTAIN HOLDINGS, INC.
filed 2013-08-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2013
Common stock, $0.001 par value	26,822,007

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$2,228	$4,125
Total current assets	2,228	4,125

Total Assets	$2,228	$4,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$41,634	$12,212
Accrued expenses - related parties	-	88,395
Accrued salary promissory notes	-	223,750
Convertible promissory notes - related parties	-	203,442
Total current liabilities	41,634	527,799

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,822,007 and 1,386,280 issued and outstanding at June 30, 2013 and September 30, 2012, respectively.	26,822	1,386
Additional paid-in capital	1,144,356	601,616
Accumulated Deficit	(1,210,584)	(1,126,676)
Total stockholders’ deficit	(39,406)	(523,674)

Total Liabilities and Stockholders’ Deficit	$2,228	$4,125

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the nine months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012

Revenues:
Affiliate Commissions	$-	$202	$-	$16
Website Development services	47,000	52,869	21,450	26,036
Total Revenues	47,000	53,071	21,450	26,052

Operating Expenses:
Internet & hosting services	120	341	-	-
Programming & development	23,302	24,729	4,970	12,745
Advertising & marketing	204	1,617	-	1,500
Domain names	783	5,150	306	2,723
Office and administrative	9,528	10,649	2,082	2,389
Professional fees	36,233	60,736	19,066	20,735
Salaries	48,000	90,000	24,000	30,000
Rent - related party	6,050	6,000	1,350	2,250
Total Operating Expenses	124,220	199,222	51,774	72,342

Loss From Operations	(77,220)	(146,151)	(30,324)	(46,290)

Other Income (Expense)
Interest expense	(6,688)	(18,327)	-	(6,087)
Total Other Expense	(6,688)	(18,327)	-	(6,087)

Net loss	$(83,908)	$(164,478)	$(30,324)	$(52,377)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	15,337,654	1,300,613	26,822,007	1,318,836

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(83,908)	$(164,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of website development costs	-	-
Contributed capital	47,335	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	9,154
Decrease in prepaid expenses	-	37,500
Increase (decrease) in accrued salary promissory notes	-	89,000
Increase (decrease) in accrued expenses	33,676	22,639
Net cash used in operating activities	(2,897)	(6,185)

Cash flows from Financing Activities:
Cash contributed by shareholder	1,000	-
Proceeds from sale of common stock	-	10,000
Net cash provided by financing activities	1,000	10,000

Increase (decrease) in cash during the period	(1,897)	3,815

Cash, beginning of the period	4,125	1,622

Cash, end of the period	$2,228	$5,437

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of accrued expenses, rent, salary, interest and convertible debt into common stock	$519,841	$-

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

June 30, 2013

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

In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split (see Note 6).

On February 6, 2013, the Company entered into a binding letter of intent (“LOI”) with Medytox Solutions, Inc. (“Medytox”), a publicly-held company, whereby, Medytox would acquire 93% of the voting common stock from two principal stockholders of the Company in exchange for cash consideration to them.  In addition Medytox paid $20,000 of other liabilities of the Company upon execution of the LOI. The $20,000 is reflected in accrued expenses at June 30, 2013.  The LOI was terminated by the company on July 8, 2013.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and nine months ended June 30, 2013, and the financial position as of June 30, 2013, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2013

(Unaudited)

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

Upon inception, we adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. No such assets or liabilities were present during the nine months ended June 30, 2013.

Note 2 - Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended June 30, 2013, the Company had a net loss of $83,908 and cash used in operations of $2,897. At June 30, 2013, the Company had a working capital deficit of $39,406, a stockholders’ deficit of $39,406, and an accumulated deficit of $1,210,584. In addition, the Company has had minimal revenue generating activities in fiscal 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

June 30, 2013

(Unaudited)

Note 3 – Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	June 30, 2013	September 30, 2012
Accrued rent	$-	$17,000
Accrued interest - related party	-	62,695
Other accrued expenses - related parties	-	8,700
Total accrued expenses - related parties	$-	$88,395

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

Note 5 – Related Party Transactions

Approximately 93% of the Company’s revenue during the nine months ended June 30, 2013 was derived from a related party where the Chairman and CEO of the Company is the president.  (See Note 8)

The Company converted loans due its officers into common stock in February 2013, (see Notes 4 and 6) and converted accrued expenses due to related parties into common stock in February 2013 (see Notes 3 and 6).

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

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

June 30, 2013

(Unaudited)

The Company sub-leased office space through December 31, 2011 from a company which is affiliated with an officer of the company.  The lease agreement provided for monthly rental of $500, on a month to month basis, and was payable in cash or common stock.  Rent accrued under this related party agreement was $17,000 as of December 31, 2012 and total rent accrued was $18,300.  Effective January 2013 the Company pays $450 a month rent, on a month to month basis to an unrelated party.

The Company, from time to time, conducts business with an affiliated Company where the CEO of the Company, was our former CEO.  The Company incurred and paid $800 of expense to this affiliated Company during fiscal 2013 for website development services.

During the quarter ended June 30, 2013 the CEO contributed services to the Company valued at $20,000 and a principal shareholder and former officer paid $1,000 of legal fees for the Company.

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

Accrued interest on the convertible notes and any other accrued liabilities due to the two principal stockholders from January 1, 2013 to February 8, 2013 and not covered by the $20,000 payment discussed in Note 1 were forgiven and were reclassed to additional paid-in capital at February 8, 2013. The total amount of this reclass was $27,335 which was comprised of $24,000 in contributed salary, $1,800 in rent which was paid by our President, $535 in accrued interest on the note balance from January 1, 2013 through February 8, 2013 and $1,000 of additional expenses paid by our President.

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, except for the following, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Bright Mountain Holdings, Inc. and Subsidiary

(F/K/A My Catalogs Online, Inc.)

Notes to condensed consolidated financial statements

June 30, 2013

(Unaudited)

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

Note 8 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer, a related party affiliate, accounted for 93% of the total revenue for the nine months ended June 30, 2013.  (See Note 5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenue: The Company’s revenues decreased approximately 18% from $26,052 during the three months ended June 30, 2012 as compared to $21,450 for the three months ended June 30, 2013 due to an decrease in services provided for website development.  Most of the revenue in the three months ended June 30, 2013 was derived from services to a related party affiliate of our CEO.

Operating Expenses: The Company’s operating expenses decreased approximately 43% from $72,342 during the three months ended June 30, 2012 as compared to $51,774 for the three months ended June 30, 2013 primarily due to a decrease in salaries, professional fees and programming and development costs.

Interest Expense: The Company’s interest expense decreased from $6,087 during the three months ended June 30, 2012 as compared to $0 for the three months ended June 30, 2013 due to the fact that the notes payable balances were converted to equity in 2013.

Net loss from operations: The Company’s net loss from operations decreased approximately 37% from $46,290 during the three months ended June 30, 2012 as compared to $30,324 for the three months ended June 30, 2013. The primary reason for this was due to a decrease in salaries, professional fees and programming and development costs, offset by a decrease in revenues.

FOR THE NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2012

Revenue: The Company’s revenues decreased approximately 11% from $53,071 during the nine months ended June 30, 2012 as compared to $47,000 for the nine months ended June 30, 2013 due to an decrease in services provided for website development.  Most of the revenue in the nine months ended June 30, 2013 was derived from services to a related party affiliate of our CEO.

Operating Expenses: The Company’s operating expenses decreased approximately 38% from $199,222 during the nine months ended June 30, 2012 as compared to $124,220 for the nine months ended June 30, 2013 due to a decrease in salaries and professional fees and programming and development fees.

Interest Expense: The Company’s interest expense decreased from $18,327 during the nine months ended June 30, 2012 as compared to $6,688 for the nine months ended June 30, 2013 due to the fact that the notes payable balances were converted to equity in 2013.

Net loss from operations: The Company’s net loss from operations decreased approximately 47% from $146,151 during the nine months ended June 30, 2012 as compared to $77,220 for the nine months ended June 30, 2013. The primary reason for this was due to a decrease in salaries, professional fees and programming and development costs, offset by a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,897 for the nine months ended June 30, 2013 as compared to $6,185 of net cash used in operating activities for the nine months ended  June 30, 2012, primarily due to a decrease in accrued expenses for the period.

As of August 5, 2013, the Company had approximately $3,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2012. In addition, the Company has a working capital deficit with minimal revenues as of June 30, 2013. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company.  There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2013.   Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 4. Mine Safety Disclosure

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

Bright Mountain Holdings, Inc.

Date: August 14, 2013	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President