Form 10-K
period 2013-09-30
Wall Street Media Co, Inc.
filed 2014-01-13
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Wall Street

28th Floor

New York, N. Y. 10005

(Address of principal executive office, Zip Code)

Registrant’s telephone number, including area code: (877) 222-0205

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $0.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]. No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]. No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]. No [X].

There were 26,822,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 30, 2013.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond the Company’s control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to the financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this yearly report, the terms “Wall Street Media”, “Company”, “we,” “our,” and “us” refers to Wall Street Media Company, Inc. and Subsidiary formerly known as Bright Mountain Holdings, Inc. a Nevada corporation.

PART I

ITEM 1. BUSINESS

General

Wall Street Media Co, Inc. was formed in January 2009 under the original name of My Catalogs Online, Inc. as an internet-based technology company headquartered in New York and Florida. We have had significant experience in cataloging certain goods and services on the Internet and currently have approximately 75 domain names. Management has made significant changes in the last 6 months of operation as the company has grown in its knowledge and understanding of the internet and the related responsibilities to maintain carefully managed websites. Management has elected not to post to the internet as an active site “My Catalogs Online” and all the sites related to the catalog business are temporarily in a dormant mode, along with all other related “Catalog Sites” the company currently owns. The company is now focused on financial internet sites.

Mission Statement

About Wall Street Media Co, Inc.

Wall Street Media Co, Inc. is situated within the thriving internet sector, and looks to build partnerships with companies of the utmost quality. Wall Street Media Co, Inc. chooses to implement their efforts within the internet sector because citizens of every country on the planet perpetually need internet communications ranging from advanced technology that can analyze any new forms or systems on the internet to global expansion. With internet professionals and knowledgeable professionals working both within and alongside Wall Street Media Co, Inc. The company now has the means to detect and attain the best companies with the most beneficial services to be provided.

The prominent goal motivating Wall Street Media Co, Inc. is to discover the hidden assets of the financial internet sector and incorporate them into building a strong force of information within the company, as well as disseminating the information to the public. In today’s modern world, Internet services and related technology need to be constantly updated and recalibrated to ensure that we are providing the most proficient and best use of technology and information. Wall Street Media Co, Inc. scans the information available on the web as well as researching for companies that utilize the most current sciences and technologies that the world currently has to offer. Wall Street Media Co, Inc has an ultimate goal to build relationships with companies throughout the financial internet industry who have something unique to offer to both the consumer and the businesses involved in new and progressive technology and other important contributions made by companies to benefit society. Through Wall Street Media Co, Inc. and the affiliation with one of the industry’s leaders in Domain Names, the company has the inspiration to explore other fields of the sector beyond the boundaries of the usual conforming standards of the industry. There are myriad sectors and hundreds of niche sectors within the financial internet industry, and the ability to build one of the most powerful and effective portfolios in the market place today. Wall Street Media Co, Inc. has the infrastructure, tools, knowledge and capability to turn these objectives into future revenue streams for the benefit of the shareholders and society in general.

Company Overview

Wall Street Media Co, Inc. represents a diverse staff of both business professional and seasoned internet consultants. This means that when opportunities arise, Wall Street Media Co, Inc. is well-equipped to achieve set goals. Not only are opportunities abundant domestically, countless possibilities reveal themselves on the international scale. Countries across the world are creating and researching new and unheard of internet technologies and discoveries. Wall Street Media Co, Inc.’s has a capable and knowledgeable staff, they are able to communicate and connect with companies both in the United States and abroad. Wall Street Media Co, Inc. is equipped with advanced cyber-meeting software, which enables negotiations and multi-media communication from virtually any location on earth.

Wall Street Media Co, Inc. aims to create a profile of success, through efficiently and aggressively acting within the financial internet industry. Wall Street Media Co, Inc. actively searches the internet industry for up and coming technologies, new and evolving companies, and innovative internet services. Through creating relationships with companies that are unlike any other in the field, Wall Street Media Co, Inc. will create partnerships with outstanding potential for growth. When reviewing candidate companies, Wall Street Media Co, Inc. takes the time to meticulously research the candidate and their particular sector of the Internet industry. Prospect companies can include developing technology companies that are domestic, and those with intention to expand to foreign markets.

Products and Services

Wall street Media Co, Inc.

The company recently has entered into a related party transaction to acquire the domain name and website, Wall-Street.com, along with the Copy rights and Trademarks, through a related party transaction, and has filed an 8K to that effect. Details of the acquisition are currently being finalized by the company to obtain full rights and ownership to the Domain Wall-Street.com. During this transition period the company is working closely with wall-street.com to provide services and technology at a cost, to increase traffic and revenues for the website. Compensation is being worked into the evaluation of the final agreement. Wall-Street.com is an emerging leader in financial media arena and fast becoming a major force as a world-class publisher of U.S. economic news, politics, world news and technology, offering information for the public on several financial areas and continued coverage through blogs and social media to deliver the latest information on micro and small cap stocks, among a variety of other important and relevant information on the financial concerns of today’s world.

The media plays an important role in how investors look at financial information and how opinions are shaped based on the information they provide. Information constantly streams into homes, offices and cell phones via television, newspapers, magazines and the Internet. It can be overwhelming, difficult to understand and determining whom to trust can be confusing. When taking in the financial news, it is important to be able to know where to get the best information, this is the combined mission of the two companies.

Marketing Strategy

Acquisition: Acquisition of the domain name www.WallStreet.com.

Infrastructure: Upgrade our infrastructure to allow a higher volume of website bandwidth and search engine optimization (SEO).

Website and social media platform development: Ability to expand the platform beyond its current state by hiring a larger staff of programmers for more comprehensive coding and development, maintenance and growth of the site, as well as facilitate integration of trading platform.

Content and content management: Combined outsourcing and hiring of writers for the development of content such as charts and graphs, news, blogs, e-newsletters and company profiles.

Highly intensified marketing programs:

Information distribution through LinkedIn, Facebook, Twitter and YouTube.com as well as several other sources to drive traffic to Wall-Street.com. and related financial websites.

Targeted marketing campaigns, such as Google AdWords, initiated at the proper time to draw further traffic and front page exposure.

Aggressive email campaigns to stockbrokers, investment bankers, institutional investors, securities analysts and accredited investors.

Programs targeting investor relations and investment banking firms for small companies.

HISTORY OF WALL-STREET.COM

Since 1984, Wall-Street.com, through its predecessor company, performed an exclusive IR service for a very select and limited group of some of the largest and best-known companies on Wall Street through our “Fastest-Growing Companies”, “Shareholder Friendly Companies” and “Exceptional Companies” investor relations programs. Wall-Street.com IR Programs have been so well received by IR and Wall Street professionals that most Programs became “oversubscribed” shortly after becoming available. Some of Wall-Street.com’s best-know larger alumni include Amgen, Applied Materials, Biogen, BMC Software, Cooper Companies, Genentech, General Dynamics, Medtronic, Motorola, Raymond James Financial and Rent-A-Center.

Ten years later, in 1994, Wall-Street.com’s predecessor established one of the very first financial websites on the Internet and has operated continually since then under the registered trademark name, Wall-Street.com. During this time, it dramatically increased its coverage of microcap companies. Wall-Street.com found this area of the marketplace to be grossly under marketed and presented outstanding investment opportunities that could be identified if time, intelligence and resources were spent to identify the approximately 15% it the microcap stocks that stand an excellent chance of not only surviving but thriving and becoming successful. We found that quite a few of the microcap companies that Wall-Street.com ranked in the top 15% for their outlook went on to become industry and market leaders, amply rewarding investors willing to assume above average risk with exceptional returns. Investors started showing so much attention to Wall-Street.com’s list of small companies with exceptional potential that the firm started a sister site at MicrocapLeaders.com™ to profile these companies.

Wall-Street Media Co, Inc. entered into a related party, non-binding term sheet with Wall-Street.com LLC in July 2013, to acquire the company. Wall Street Media Co, Inc was engaged during this time to completely redesign the website to deliver a more robust financial hub for information and re-launched the site in September of 2013. Wall Street Media Co, Inc. took a further step in the development to recognizing exceptional micro and small cap companies which added a vast wealth of information in all areas of the financial industry related to micro and small cap stocks, global economy, world markets, currency, precious metals, research, charts and graphs, licensing, and education for financial services representatives, conferences and expos, and more. This has been done by bringing in new capital and Internet/social networking experts into the firm to expand its capabilities significantly.

The Company is optimistic that the acquisition wall-street.com will be accomplished soon, and that these marketing tools that were implemented were a step in the right direction towards establishing brand recognition. Wall-Street.com has paid a fee to Wall Street Media Co, Inc. for these developmental services. Management continues to refine its marketing plan and budget requirements on an on-going basis. Additional marketing initiatives will be considered as and when new sites are rolled out and/or if management determines existing sites need alternative methods to increase traffic and sales. Going forward, the company continues to explore the various possibilities outlined below.

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

Social Networking Sites (i.e. Facebook, Twitter). The Company intends to utilize the social networking sites, such as Facebook, Twitter, and LinkedIn as social media vehicles for ongoing promotions of the company by utilizing various ad placement capabilities through Facebook, Google and Microsoft Ad Center, among others.

Video Press Releases. The Company is looking to obtain broadcast access across over several local news media broadcast affiliate stations as well as other media outlets, including posting the information to the company’s website.

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

We had an accumulated deficit of $1,244,212 as of September 30, 2013 and we expect to continue to incur significant developmental expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during 2014 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Collaborations may allow us to:

●	generate cash flow and revenue;
●	offset some of the costs associated with our internal development; and
●	successfully commercialize site and product candidates.

If we need, but do not find appropriate affiliate arrangements, our ability to develop and commercialize sites and products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of sites and affiliate products will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

●	a development partner would likely gain access to our proprietary information, potentially enabling the partner to develop sites and affiliate products without us or design around our intellectual property;

●	we may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of our sites and affiliate products, or to their marketing and distribution; and

●	disputes may arise between us and our collaborators that result in the delay or termination of the development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts our management’s resources.

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

The Internet and financial industries are intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. Our sites may not be competitive with other technologies. If this happens, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our sites may be displaced by newer technology.

The Internet and financial industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and sites obsolete or non-competitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes through the development and introduction of new sites and products. We may not have the resources to do this. If our sites or product candidates become obsolete and our efforts to secure and develop new products and sites do not result in any commercially successful sites or products, our sales and revenues will decline.

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

During 2009, 2010, 2011, and 2012 we completed financings in which we issued common stock to certain private investors. The terms of these transactions require that for certain shares, we file registration statements with the Securities and Exchange Commission under which the investors may resell to the public common stock acquired in these transactions.

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

Currently, our shares are traded on the OTC.QB under the symbol of WSCO.

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

A consistently active trading market for our common stock may not occur on the OTCQB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire. The company’s shares are currently traded on the OTC.QB under the symbol WSCO.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Jerrold D. Burden, Chairman beneficially owns 55% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

The company previously leased office space at 6301 N.W. 5th Way, Suite 1400, Fort Lauderdale, Florida, as our principal offices for $750 per month, under a Sublease Agreement entered into January 1, 2012. The lease term was month to month. The company’s new office address is 40 Wall Street, 28th floor, New York, NY 10005.

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

ITEM 4. MINE SAFETY Disclosures

 Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 21, 2013, the Company had 26,822,007 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

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

OVERVIEW

Wall Street Media Company, Inc. and Subsidiary formerly known as Bright Mountain Holdings, Inc. (“Wall Street Media”, “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various domains and has the ability to provide a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., and again in November 2012 to Bright Mountain Holdings, Inc. and in August 2013 to Wall Street Media Company, Inc. however, the Company maintains the web domain of Mycatalogsonline.com and does no business under that name.

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

Revenue can be derived from five primary streams as follows: affiliate marketing commissions, website development services, advertising, infomediary data, and catalog conversion further defined below:

● Affiliate Marketing Commissions: By bringing buyers and sellers together to facilitate transactions, affiliate partner commissions are paid by online merchants. When a customer clicks on an image of a product they wish to purchase, the order will be processed by the “affiliate” partner that then handles fulfillment of the customer’s order. In other words, the company’s websites do not stock or ship any product that is purchased. The customers’ orders are filled by the actual vendor and the Company receives a commission for driving the customer to the vendor. This Model is currently in use by the Company. Revenue is recognized when the order is filled by the vendor.

● Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies, generating additional revenues. This model is currently in use by the Company. Revenue is recognized when services are rendered.

● Advertising: Charging companies to advertise their products to our site visitors, by means such as banner advertising, email campaigns and text message marketing. This Model is not currently being used by the Company at this time, but is under consideration and being marketed at this time. Revenue related to advertising sales will be recognized at the time the advertisement is displayed.

● Data Mining: Selling data collected from site users, including product preferences, to companies that wish to understand a market better. Data will be derived from various sources. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized upon the sale and delivery of the data.

● Catalog Conversion: Through the Company’s Green initiative, the Company intends to utilize its custom conversion tool to assist its customers in the conversion from print to digital media for a fee. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized when the services have been rendered.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2013 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2012

Revenue: The Company’s revenues decreased approximately 18% from $73,921 during the year ended September 30, 2012 as compared to $60,500 for the year ended September 30,2013 due to a decrease in website development services.

Operating Expenses: The Company’s operating expenses decreased approximately 45% from $267,284 during the year ended September 30, 2012 as compared to $171,348 for the year ended September 30, 2013. The primary reason for this was due to the decreases in programming and development expenses, salaries and professional fees.

Interest Expense: The Company’s interest expense decreased approximately 73% from $24,480 during the year ended September 30, 2012 as compared to $6,688 for the year ended September 30, 2013 primarily due to the fact there were no further issuances of notes payable and all existing notes were converted to stock.

The Company’s net loss from operations decreased approximately 43% from $193,363 for the year ended September 30, 2012 as compared to $110,848 for the year ended September 30, 2013. The primary reason for this was due to the decrease in website development services revenue and decreases in programming and development expenses, salaries and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,292 for the year ended September 30, 2013 as compared to $7,497 for the year ended September 30, 2012.

Net cash provided by financing activities was $0 for the year ended September 30, 2013 as compared to $10,000 for the year ended September 30, 2012, primarily due to a decrease in proceeds from the sale of common stock.

As of December 30, 2013, the Company had approx. $6,000 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 5 to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Wall Street Media Co, Inc.

We have audited the accompanying consolidated balance sheet of Wall Street Media Co, Inc. and Subsidiary at September 30, 2012, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wall Street Media Co, Inc. and Subsidiary as of September 30, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $217,843 in 2012, and used cash for operating activities of $7,497 in 2012. In addition, the Company has a working capital deficit, stockholders’ deficit and accumulated deficit of $523,674, $523,674 and $1,126,676, respectively, at September 30, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
December 31, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Wall Street Media Co, Inc.

We have audited the accompanying balance sheet of Wall Street Media Co, Inc. as of September 30, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Wall Street Media Co, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wall Street Media Co, Inc. as of September 30, 2012 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 31, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Media Co, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
January 13, 2014

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

(F/K/A BRIGHT MOUNTAIN HOLDINGS, INC.)

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS
Current Assets
Cash	$1,833	$4,125
Total current assets	1,833	4,125

Total Assets	$1,833	$4,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$48,367	$12,212
Accrued expenses - related parties	24,000	88,395
Accrued salary - promissory notes	-	223,750
Convertible promissory notes- related parties	-	203,442
Total current liabilities	72,367	527,799

Commitments and Contingencies (see Note 8)

Stockholders’ Deficit
Common stock, $0.001 par value; 195,000,000 shares authorized, 26,822,007 and 1,386,280 issued and outstanding at September 30, 2013 and 2012, respectively	26,822	1,386
Additional paid-in capital	1,146,856	601,616
Accumulated Deficit	(1,244,212)	(1,126,676)
Total stockholders’ deficit	(70,534)	(523,674)

Total Liabilities and Stockholders’ Deficit	$1,833	$4,125

The accompanying notes are an integral part of these consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

(F/K/A BRIGHT MOUNTAIN HOLDINGS, INC.)

Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	September 30, 2013	September 30, 2012

Revenues (Includes related party revenue of $44,400 and $73,719, respectively)	$60,500	$73,921

Operating Expenses:
Internet & hosting services	390	341
Programming & development (includes related party amount of $0 and $11,500, respectively)	26,315	45,576
Advertising & marketing	454	1,617
Domain names	1,111	5,516
Office and administrative	7,807	3,963
Travel & entertainment	6,106	9,055
Professional fees	49,065	72,966
Salaries	73,000	120,000
Rent - (includes related party amount of $7,100 and $1,500, respectively)	7,100	8,250
Total Operating Expenses	171,348	267,284

Loss From Operations	(110,848)	(193,363)

Other Expense
Interest expense	6,688	24,480
Total Other Expense	6,688	24,480

Net loss	$(117,536)	$(217,843)

Net loss per share - basic and diluted	$(0.01)	$(0.16)
Weighted average number of common shares - Basic and Diluted	17,683,020	1,366,348

The accompanying notes are an integral part of these consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

(F/K/A BRIGHT MOUNTAIN HOLDINGS, INC.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended September 30, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2011	1,351,280	$1,351	$584,151	$(908,833)	$(323,331)

Common stock issued for cash	20,000	20	9,980	-	10,000

Common stock issued for services	15,000	15	7,485	-	7,500
Net loss	-	-	-	(217,843)	(217,843)

Balance at September 30, 2012	1,386,280	1,386	601,616	(1,126,676)	(523,674)

Contributed capital			23,530		23,530
Common stock issued for conversion of debt	25,435,727	25,436	521,710	-	547,146
Net loss	-	-	-	(117,536)	(117,536)

Balance at September 30, 2013	26,822,007	$26,822	$1,146,856	$(1,244,212)	$(70,534)

The accompanying notes are an integral part of these consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

(F/K/A BRIGHT MOUNTAIN HOLDINGS, INC.)

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	September 30, 2013	September 30, 2012
Cash flows used in Operating Activities:
Net loss	$(117,536)	$(217,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid shares issued for services	-	37,500
Contributed capital	55,089
Common stock issued for services	-	7,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	9,154
Increase in accrued salary promissory notes	-	119,000
Increase (decrease) in accrued expenses	36,155	9,212
Increase (decrease) in accrued expenses - related parties	24,000	27,980
Net cash used in operating activities	(2,292)	(7,497)

Cash flows provided by Financing Activities:
Proceeds from sale of common stock	-	10,000
Net cash provided by financing activities	-	10,000

Increase (decrease) in cash during the year	(2,292)	2,503

Cash, beginning of year	4,125	1,622

Cash, end of year	$1,833	$4,125

Supplemental Schedule of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:

Conversion of accrued expenses, rent, salary, interest and convertible debt into common stock	$519,841	$-

The accompanying notes are an integral part of these consolidated financial statements

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. and Subsidiary (F/K/A Bright Mountain Holdings, Inc.) (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split (see Note 13). In August, 2013 the Company changed its name to Wall Street Media Co, Inc.

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

Use of Estimates

The consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of equity based transactions and related services, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company Considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

In accordance with ASC 605-10, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

Revenue can be derived from five primary streams as follows: affiliate marketing commissions, website development services, advertising, infomediary data, and catalog conversion further defined below:

● Affiliate Marketing Commissions: By bringing buyers and sellers together to facilitate transactions, affiliate partner commissions are paid by online merchants. When a customer clicks on an image of a product they wish to purchase, the order will be processed by the “affiliate” partner that then handles fulfillment of the customer’s order. In other words, MyCatalogsOnline.com does not stock or ship any product that is purchased. The customers orders are filled by the actual vendor and the Company receives a commission for driving the customer to the vendor. This Model is currently in use by the Company. Revenue is recognized when the order is filled by the vendor.

● Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies, generating additional revenues. This model is currently in use by the Company. Revenue is recognized when services are rendered.

● Advertising: Charging companies to advertise their products to our site visitors, by means such as banner advertising, email campaigns and text message marketing. This Model is not currently being used by the Company at this time, but is under consideration and being marketed at this time. Revenue related to advertising sales will be recognized at the time the advertisement is displayed.

● Infomediary Data: Selling data collected from site users, including product preferences, to companies that wish to understand a market better. Data will be derived from TheBigBuzz.com social shopping site, and My Catalog user shopping and browsing behavior. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized upon the sale and delivery of the data.

● Catalog Conversion: Through the Company’s Green initiative, the Company intends to utilize its custom conversion tool to assist its customers in the conversion from print to digital media for a fee. This Model is not currently being used by the Company at this time, but is under consideration. Revenue will be recognized when the services have been rendered.

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

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $454 in 2013 and $1,617 in 2012.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10 “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2013, tax years 2013, 2012, 2011, 2010 and 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of September 30, 2012, there was convertible debt convertible into 508,605 shares of common stock representing potentially dilutive securities. There were no potentially dilutive securities outstanding as of September 30, 2013. Dilutive common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses and as a result, the basic and diluted per share amounts for all periods presented are identical.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements for the years ended September 30, 2013 and 2012, the Company reported net losses of $117,536 and $217,843, respectively, and used cash for operating activities of $2,292 and $7,497 in 2013 and 2012, respectively. In addition, the Company has a working capital deficit, stockholders’ deficit and accumulated deficit of $70,534, $70,534 and $1,244,212, respectively, at September 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders interests in the company.

Note 3 - Accrued Expenses - Related Party

The major components of accrued expenses - related party are summarized as follows:

	September 30, 2013	September 30, 2012
Accrued rent - related party	$0	$17,000
Accrued interest - related party	0	62,695
Deferred compensation	24,000	8,700
Total accrued expenses - related party	$24,000	$88,395

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

Note 4 - Convertible Promissory Notes Related Parties

On July 25, 2011, the Company exchanged 50% of the accrued salary promissory notes due each officer (see Note 7) into convertible notes payable. The amounts exchanged were $83,750 and $21,000 respectively. Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively. Total newly issued convertible notes amount to $147,250 and $56,192, respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest. The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.40. The total outstanding convertible promissory note balance as of September 30, 2012 was $203,442. Accrued interest due under these notes was $62,695 at September 30, 2012. The convertible notes and related accrued interest was converted into shares on February 8, 2013 (See Note 6).

Note 5 - Related Party Transactions

The Company converted loans due to its officers into common stock in February, 2013, and converted accrued expenses due to related parties into common stock in February, 2013 (see Note 4).

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able. The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011. Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.40 per share. Accrued salaries at September 30, 2012 was $223,750 (after giving effect to the above mentioned exchange), respectively. The balance was converted into shares of common stock on February 8, 2013 (see Note 4).

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

Approximately $44,000 and $73,719, respectively, of the Company’s revenue during fiscal 2012 and 2013 for website development services was derived from a related party where the Chairman and CEO of the Company was the President.

Note 6 - Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

Reverse Stock Split and Name Change

On November 14, 2012, the Company effected a 1 for 10 reverse stock split of the outstanding common stock of the Company. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted to give effect to the reverse stock split.

Conversion of Related Party Debt to Common Stock and Capital Contributions

On February 8, 2013, the two related party stockholders converted their convertible promissory notes and related accrued interest through December 31, 2012 totaling $272,291 into shares of common stock at the contractual conversion price of $0.40 per share. In addition, certain other outstanding liabilities of the principal stockholders, such as accrued rent of $23,800 and accrued salary of $223,750 was converted to shares at $0.01 per share. Total shares issued were 25,435,727.

Accrued interest on the convertible notes and any other accrued liabilities due to the two principal stockholders from January 1, 2013 to February 8, 2013 and not covered by the $20,000 payment discussed above in Note 1 were forgiven and were reclassed to additional paid in capital at February 8, 2013. The total amount of this reclassification was $27,335 which was comprised of $24,000 in contributed salary, $1,800 in rent which was paid by our President, $535 in accrued interest on the note balance from January 1, 2013 through February 8, 2013, and $1,000 of additional expenses paid by our President.

Common stock issued for cash:

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

Note 7 - Income Taxes

There was no income tax expense in fiscal 2013 and 2012 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2013 and 2012 computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2013	2012
Tax benefit at the United States statutory rate	$(39,892)	$(74,067)
State income tax, net of federal benefit	(4,413)	(8,447)
Permanent differences	2,076	1,539
True-up	51,626	-
Change in valuation allowance	(9,397)	80,975

Income tax expense (benefits)	$-	$-

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2013	2012
Net operating loss carryforward	$312,954	$279,835
Accrued salary	9,110	51,626
Impairment expense	-	-
Amortization expense	-	-
Valuation allowance	(322,064)	(331,461)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2013 the Company has net operating losses (NOL) of approximately $850,000 that will expire from 2031 to 2032. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2013 and 2012 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2013 and 2012. The valuation allowance as of September 30, 2013 was $322,064. The net change in the valuation allowance during the year ended September 30, 2013 was an approximate decrease of $9,327.

Note 8 - Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013 and 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 9 - Concentrations

The Company is currently producing revenue primarily from one revenue stream, website developer services, which is a related party. One customer, a related party, accounted for approximately 75% and 99.7% of the revenue for the years ended September 30, 2013 and 2012, respectively, which is a related party.

Since inception, two related party lenders who were officers of the Company have provided 100% debt related funding to the Company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T) CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jerrold D. Burden	62	Chairman of the Board, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

Ronald Teblum(*)	54	Former President & Chief Executive Officer (*)

Dan O’Meara(*)	55	Former Vice President (*)

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

Executive Officers

Ronald Teblum(*)

Former President & Chief Executive Officer(*)

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

Dan O’Meara(*)

Former VP, Investor Relations(*)

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

(*)Resigned from all positions with the Company effective November 9, 2012.

Corporate Governance:

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Wall Street Media Co, Inc. , Attn: Chief Financial Officer, 40 Wall Street, 28th Floor, New York, N. Y. 10005.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation
Jerrold D. Burden Chairman of the Board, CEO CFO,	2013	$49,000	0	0	0	0	0	0	$49,000
Secretary, Treasurer	2012	$96,000	0		0	0	0	0	$96,000

Ronald Teblum	2013	0	0		0	0	0	0	0
Former President & Chief Executive Officer	2012	$24,000	0		0	0	0	0	$24,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2013.

Compensation of Directors. We have no non-employee directors and two employee directors and no compensation was paid to these directors in the period ended September 30, 2013 and 2012. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees. One of those directors resigned in November 2012.

Audit, Compensation and Nominating Committees Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of one member who is not considered independent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2013 , certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

Jerrold D. Burden		14,847,705	54.9%
Ron Teblum		6,588,021	24.4%
All Directors and Officers as a Group (2 persons)		21,435,726	79.3%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 21, 2013(26,822,007).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 25, 2011, the Company exchanged 50% of the accrued salary promissory notes due each officer (see Note 4) into convertible notes payable. The amounts exchanged were $83,750 and $21,000 respectively. Additionally, the officers exchanged 100% of their previously issued promissory notes for convertible notes totaling $63,500 and $35,192 respectively. Total newly issued convertible notes amount to $147,250 and $56,192 respectively. The exchange was accounted for as a debt extinguishment and new issuance of debt due to the addition of the conversion feature in accordance with ASC 470. The beneficial conversion feature was evaluated and the Company recorded a debt discount for the beneficial conversion value of $203,442, however, the notes were due on demand so this was immediately charged to interest expense with a credit to APIC as embedded conversion based effective interest. The new terms of the convertible debt are as follows: interest at 12%, unsecured, due on demand and convertible into shares at a fixed price of $0.40. The total outstanding convertible promissory note balance as of September 30, 2012 was $203,442. Accrued interest due under these notes was $62,695 at September 30, 2012. The convertible notes and related accrued interest was converted into shares on February 8, 2013.

Two officers of the Company previously agreed to defer their salaries until the Company generates sufficient revenues to be able to pay them. As a result, the Company executed deferral agreements in the form of non-interest bearing promissory notes totaling $10,000 per month in the aggregate. On April 1, 2010, both officers agreed to waive any further salary accrual until such time the Company is financially able. The company recorded contributed capital for services performed without compensation for the period from April 1, 2010 through the year ended September 30, 2010 of $60,000 and $30,000 for the year ended September 30, 2011. Contributed capital amounts were computed based on the previous employment agreements. Effective January 1, 2011, the officers, by written consent of the directors, re-instated the prior employment agreements. On July 25, 2011, the officers agreed, to convert 50% of their accrued salaries to convertible notes payable, convertible at a price of $0.40 per share. Accrued salaries at September 30, 2012 was $223,750 (after giving effect to the above mentioned exchange), respectively. The balance was converted into shares of common stock on February 8.

The Company sub-leased office space from a company which was affiliated with a former officer (CEO) of the company. The lease agreement provided for monthly rental of $500, on a month to month basis, and payable in cash or common stock. The agreement ceased December 31, 2011.

The Company, from time to time, conducts business with an affiliated Company where the former CEO of the Company, is also the CEO. The Company incurred$11,500 of expense to this affiliated Company during fiscal 2012 for website development services.

The Company’s revenues during fiscal 2012 and 2013 for website development services was almost entirely derived from a related party where our chairman is also the president.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of D. Brooks and Associates as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by D. Brooks and Associates Salberg & Company, P.A. in 2013 and 2012 were approved by the Board of Directors. The following table shows the fees for the year ended September 30, 2013 and 2012:

	D. Brooks and Associates	Salberg & Company
Audit Fees (1)	$9,000	$9,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. No fees of this sort were billed by our auditors.
(3)	Tax fees – no fees of this sort were billed by our auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Type
31.1	Certification of Principal Executive Officer (Section 302)*
31.2	Certification of Principal Financial Officer (Section 302)*
32.1	Certification of Principal Executive Officer (Section 906)*
32.2	Certification of Principal Financial Officer (Section 906)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: January 13, 2014	By:	/s/ Jerrold D. Burden
	Name:	Jerrold D. Burden
	Title:	CEO (Principal Executive Officer), President

