Form 10-Q
period 2013-12-31
Wall Street Media Co, Inc.
filed 2014-02-10
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	5961	26-4170100
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

40 Wall Street

28th Floor

New York, N. Y. 10005

(877) 222 0205

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Allen & Vellone

1600 Stout Street, Suite 1100

Denver, CO 80202

(303) 534-4499

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2014
Common stock, $0.001 par value	26,822,007

2

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$3,963	$1,833
Total current assets	3,963	1,833

Total Assets	$3,963	$1,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$45,667	$48,367
Deferred compensation	48,000	24,000
Total current liabilities	93,667	72,367

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,822,007 issued and outstanding at December 31, 2013 and September 30, 2013	26,822	26,822
Additional paid-in capital	1,146,856	1,146,856
Accumulated deficit	(1,263,382)	(1,244,212)
Total stockholders’ deficit	(89,704)	(70,534)

Total Liabilities and Stockholders’ Deficit	$3,963	$1,833

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2013	December 31, 2012

Revenues:
Website development services (Includes related party revenue of $3,350 and $14,450, respectively)	$25,350	$14,450
Total Revenues	25,350	14,450

Operating Expenses:
Internet & hosting services	570	-
Programming & development	8,737	9,640
Domain names	206	346
Office and administrative	3,300	2,722
Professional fees	7,708	9,766
Salaries	24,000	-
Rent - related party	-	2,250
Total Operating Expenses	44,521	24,724

Loss From Operations	(19,171)	(10,274)

Other Expense
Interest expense	-	6,153
Total Other Expense	-	6,153

Net loss	$(19,171)	$(16,427)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares - Basic and Diluted	26,822,007	1,386,280

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

WALL STREET MEDIC CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2013	December 31, 2012
Cash flows from Operating Activities:
Net loss	$(19,171)	$(16,427)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase in accrued expenses	21,301	12,530
Net cash provided by (used in) operating activities	2,130	(3,897)

Increase (decrease) in cash during the period	2,130	(3,897)

Cash, beginning of the period	1,833	4,125

Cash, end of the period	$3,963	$228

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to condensed consolidated financial statements

December 31, 2013

(Unaudited)

Note 1 – Nature of Operations, Significant Accounting Policies and Basis of Presentation

Nature of Operations and Business Organization

Wall Street Media Co, Inc. and Subsidiary (F/K/A Bright Mountain Holdings, Inc.) (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split. In August, 2013 the Company changed its name to Wall Street Media Co, Inc.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc., which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three months ended December 31, 2013, and the financial position as of December 31, 2013, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on January 13, 2014. The September 30, 2013 balance sheet is derived from those consolidated financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Catalog Enterprises, Inc. All inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the estimate for the valuation of equity based transactions and the valuation allowance on deferred tax assets.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to condensed consolidated financial statements

December 31, 2013

(Unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of December 31, 2013.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 2 – Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2013, the Company had a net loss of $19,171 and cash provided by operations of $2,130. At December 31, 2013, the Company had a working capital deficit of $89,704, a stockholders’ deficit of $89,704, and an accumulated deficit of $1,263,382. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Note 3 – Related Party Transactions

$3,350, or 13%, of the Company’s revenue during the three months ended December 31, 2013 was derived from a related party where the Chairman and CEO of the Company is the president. $14,450, or 100%, of the Company’s revenue during the three months ended December 31, 2012 was derived from the same related party (See Note 5).

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer, a related party affiliate, accounted for 13% and 100% of the total revenue for the three months ended December 31, 2013 and 2012, respectively. (See Note 3). Approximately 81% of total revenue for the three months ended December 31, 2013 was derived from one customer.

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

OVERVIEW

Wall Street Media Co, Inc. (F/K/A Bright Mountain Holdings, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., and in November 2012 changed its name to Bright Mountain Holdings, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name.

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

3

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

Revenue: The Company’s revenues increased approximately 75% from $14,450 during the three months ended December 31, 2012 as compared to $25,350 for the three months ended December 31, 2013 due to an increase in services provided for website development.

Operating Expenses: The Company’s operating expenses increased approximately 80% from $24,724 during the three months ended December 31, 2012 as compared to $44,521 for the three months ended December 31, 2013 primarily due to an increase in salaries.

Interest Expense: The Company’s interest expense decreased from $6,153 during the three months ended December 31, 2012 as compared to $0 for the three months ended December 31, 2013 due to the fact that the notes payable balances were converted to equity in 2013.

Net loss from operations: The Company’s net loss from operations increased approximately 87% from $10,274 during the three months ended December 31, 2012 as compared to $19,171 for the three months ended December 31, 2013. The primary reason for this was due to an increase in salaries, offset by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,130 for the three months ended December 31, 2013 as compared to $3,897 of net cash used in operating activities for the three months ended December 31, 2012, primarily due to an increase in accrued expenses for the period.

As of February 5, 2014, the Company had approximately $3,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2013. In addition, the Company has a working capital deficit with minimal revenues as of December 31, 2013. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 3 to the unaudited condensed consolidated financial statements.

4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting: There was no change in the registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification*
32.2	Section 906 Certification*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: February 10, 2014	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President

7