Form 10-Q
period 2014-06-30
Wall Street Media Co, Inc.
filed 2014-07-28
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common stock, $0.001 par value	26,822,007

2

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$2,348	$1,833
Total current assets	2,348	1,833

Domain name, net	5,000	-
Total Assets	$7,348	$1,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$37,536	$48,367
Loans payable - stockholders	11,500	-
Loans payable - related parties	18,000	-
Deferred compensation	88,800	24,000
Total current liabilities	155,836	72,367

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,822,007 issued and outstanding	26,822	26,822
Additional paid-in capital	1,141,856	1,146,856
Accumulated deficit	(1,317,166)	(1,244,212)
Total stockholders’ deficit	(148,488)	(70,534)

Total Liabilities and Stockholders’ Deficit	$7,348	$1,833

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues:
Website development services	$9,000	$-	$40,800	$-
Website development services - related parties	650	21,450	13,050	47,000
Total Revenues	9,650	21,450	53,850	47,000

Operating Expenses:
Internet & hosting services	274	-	1,472	120
Programming & development	6,603	4,970	22,277	23,302
Advertising & marketing	-	-	1,450	204
Domain names	312	306	1,301	783
Office and administrative	3,791	2,082	12,331	9,528
Professional fees	4,100	19,066	15,759	36,233
Salaries	24,000	24,000	72,000	48,000
Rent	-	1,350	214	6,050
Total Operating Expenses	39,080	51,774	126,804	124,220

Loss From Operations	(29,430)	(30,324)	(72,954)	(77,220)

Other Expense
Interest expense	-	-	-	(6,688)

Net loss	$(29,430)	$(30,324)	$(72,954)	$(83,908)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	26,822,007	26,822,007	26,822,007	15,337,654

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2014	June 30, 2013
Cash flows from Operating Activities:
Net loss	$(72,954)	$(83,908)
Adjustments to reconcile net loss to net cash used in operating activities:

Deferred compensation	64,800	-
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(10,831)	33,676
Net cash used in operating activities	(18,985)	(50,232)

Cash flows from Financing Activities:
Cash contributed by stockholder	-	48,335
Proceeds from loan payable related parties	8,000	-
Proceeds from loans payable stockholders	11,500	-
Net cash provided by financing activities	19,500	48,335

Increase (Decrease) in cash during the period	515	(1,897)

Cash, beginning of the period	1,833	4,125

Cash, end of the period	$2,348	$2,228

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued expenses, accrued rent, accrued salary, accrued interest and convertible debt into common stock	$-	$519,841

Purchase of domain name for issuance of note payable - related party	$10,000	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to condensed consolidated financial statements

June 30, 2014

(Unaudited)

Note 1 – Nature of Operations, Significant Accounting Policies and Basis of Presentation

Nature of Operations and Business Organization

Wall Street Media Co, Inc. and Subsidiary (F/K/A Bright Mountain Holdings, Inc.) (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split. In August 2013 the Company changed its name to Wall Street Media Co, Inc.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc., which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and nine months ended June 30, 2014, and the financial position as of June 30, 2014, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2014

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2014, tax years 2013, 2012, 2011, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding during the nine months ended June 30, 2014.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to condensed consolidated financial statements

June 30, 2014

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended June 30, 2014, the Company had a net loss of $72,954 and cash used in operations of $18,985. At June 30, 2014, the Company had a working capital deficit of $153,488, a stockholders’ deficit of $148,488, and an accumulated deficit of $1,317,166. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Note 3 – Related Party Transactions

$13,050, or 24%, of the Company’s revenue during the nine months ended June 30, 2014 was derived from a related party where the Chairman and CEO of the Company is the president. $650, or 6.7% of revenue for the three months ended June 30, 2014 was derived from a related party. $21,450 and$47,000, or 100%, of the Company’s revenue during the three and nine months ended June 30, 2013, respectively, was derived from the same related party. (See Note 5).

In March 2014, the Company acquired a domain name from a related entity, controlled by the Company’s chief executive officer and chairman. As consideration for the domain name, the Company issued a note in the amount of $10,000, which is non-interest bearing and due on demand. Because the domain was acquired from a commonly controlled entity, it was recorded on the Company’s consolidated balance sheet at the historical cost basis, less amortization, of the related party seller. Accordingly, the Company recorded the domain name at $5,000 and recorded the excess of the note over the carrying value of the note, or $5,000, as a reduction of additional paid in capital. In July 2014, the Company agreed to return the domain name in exchange for the cancellation of the note. (See Note 6).

During the nine months ended June 30, 2014, the Company’s chairman and chief executive officer settled $8,000 of accounts payable on behalf of the Company. These amounts are due on demand and non-interest bearing.

During the nine months ended June 30, 2014, a stockholder loaned $6,500 to the Company for working capital purposes. The loan is non-interest bearing and due on demand.

During the three months ended June 30, 2014, a stockholder loaned $5,000 to the Company for working capital purposes. The loan is non-interest bearing and due on demand.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Wall Street Media Co, Inc. and Subsidiary

(F/K/A Bright Mountain Holdings, Inc.)

Notes to condensed consolidated financial statements

June 30, 2014

(Unaudited)

Note 5 – Concentration

During the three and nine months ended June 30, 2014, The Company has generated significant revenues from three customers as follows:

	% of Total Revenues
	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Customer A	41.5%	14.9%
Customer B	51.8%	47.4%
Customer C (Related Party)	6.7%	24.2%

During the three and nine months ended June 30, 2013, 100% of the Company’s revenues were from a related party. (See Note 3).

Note 6 – Subsequent Events

In July 2014, the Company agreed to return the domain it acquired from a related party in exchange for cancellation of the $10,000 note payable issued as consideration for the domain name in March 2014. (See Note 3).

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

OVERVIEW

Wall Street Media Co, Inc. (F/K/A Bright Mountain Holdings, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various catalog shopping web sites and provides a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., and in November 2012 changed its name to Bright Mountain Holdings, Inc., however, the Company maintains the web domain of Mycatalogsonline.com and does business under that name. In March, 2014 the company acquired the domain name "Wall-Street.com".

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenue: The Company’s revenues decreased approximately 55% from $21,450 during the three months ended June 30, 2013 to $9,650 for the three months ended June 30, 2014 due to an decrease in website development services provided primarily to a related party.

Operating Expenses: The Company’s operating expenses decreased approximately 25% from $51,774 during the three months ended June 30, 2013 to $39,080 for the three months ended June 30, 2014 primarily due to decreases in professional fees and rent expense.

3

Net loss from operations: The Company’s net loss from operations decreased approximately 3% from $30,324 during the three months ended June 30, 2013 to $29,430 for the three months ended June 30, 2014. The primary reason for this was due to decreases in professional fees and rent expense. The company downsized its office in 2013.

FOR THE NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2013

Revenue: The Company’s revenues increased approximately 15% from $47,000 during the nine months ended June 30, 2013 to $53,850 for the nine months ended June 30, 2014 due to an increase in website development services.

Operating Expenses: The Company’s operating expenses increased approximately 2% from $124,220 during the nine months ended June 30, 2013 to $126,804 for the nine months ended June 30, 2014 primarily due to an increase in salaries, of which $64,800 were deferred, offset by decreases in professional fees and rent.

Interest Expense: The Company’s interest expense decreased from $6,688 during the nine months ended June 30, 2013 to $0 for the nine months ended June 30, 2014 due to the fact that the notes payable balances were converted to equity in 2013.

Net loss from operations: The Company’s net loss from operations decreased approximately 6% from $77,220 during the nine months ended June 30, 2013 to $72,954 for the nine months ended June 30, 2014. The primary reason for this was due an increase in website development service revenues.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $18,985 for the nine months ended June 30, 2014 compared to $50,232 of net cash used in operating activities for the nine months ended June 30, 2013, primarily due to net losses offset by deferred compensation of $64,800 in 2014 and an increase in accrued expenses in 2013.

As of July 24, 2014, the Company had approximately $1,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2013. In addition, the Company has a working capital deficit with minimal recurring third party revenues as of June 30, 2014. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 3 to the unaudited condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements if applicable.

4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the president concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: July 28, 2014	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President

7