Form 10-K
period 2014-09-30
Wall Street Media Co, Inc.
filed 2014-12-24
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Title of Each Class

Common Stock, $0.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]. No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]. No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 26,822,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 23, 2014.

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

PART I

ITEM 1. BUSINESS

General

Wall Street Media Co, Inc. was formed in January 2009 under the original name of My Catalogs Online, Inc. as an internet-based technology company headquartered in New York and Florida. We have had significant experience in cataloging certain goods and services on the Internet and currently maintain a group of related internet domain names. Management has made significant changes in the last 6 months of operation as the company has grown in its knowledge and understanding of the internet and the related responsibilities to maintain carefully managed websites. Management has elected not to post to the internet as an active site “My Catalogs Online” and all the sites related to the catalog business are temporarily in a dormant mode, along with all other related “Catalog Sites” the company currently owns. The company is now focused on financial internet sites.

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

The prominent goal motivating Wall Street Media Co, Inc. is to discover the hidden assets of the financial internet sector and incorporate them into building a strong force of information within the company, as well as disseminating the information to the public. In today’s modern world, Internet services and related technology need to be constantly updated and recalibrated to ensure that we are providing the most proficient and best use of technology and information. Wall Street Media Co, Inc. scans the information available on the web as well as researching for companies that utilize the most current sciences and technologies that the world currently has to offer. Wall Street Media Co, Inc has an ultimate goal to build relationships with companies throughout the financial internet industry who have something unique to offer to both the consumer and the businesses involved in new and progressive technology and other important contributions made by companies to benefit society. Through Wall Street Media Co, Inc. and the affiliation with one of the industry’s leaders in Domain Names, the company has the inspiration to explore other fields of the sector beyond the boundaries of the usual conforming standards of the industry. There are myriad of sectors and hundreds of niche markets within the financial internet industry, and the ability to build one of the most powerful and effective portfolios in the market place today. Wall Street Media Co, Inc. has the infrastructure, tools, knowledge and capability to turn these objectives into future revenue streams for the benefit of the shareholders and society in general.

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

Products and Services

Wall street Media Co, Inc.

The company has entered into related party transactions to do a limited amount of business with Wall-Street.com LLC, a commonly owed entity. The company has elected not to own directly the Domain Name or the intellectual property associate with Wall-Street.com LLC, and has disclosed such in an 8K filed in July, 2014. This was done for the purpose of debt relief imposed on the company .Wall-Street.com will help provide financial information and services to provide technology services and quotation services at a cost, to generate revenues and increase traffic and awareness of Wall Street Media Co, Inc. (the company) Compensation is being worked into the evaluation of the working agreement. Through the developing working relationship with Wall-Street.com as an emerging leader in financial media arena and fast becoming a well-recognized publisher of U.S. economic news, politics, world news and technology, offering information for the public on several financial areas and continued coverage through blogs and social media to deliver the latest information on micro and small cap stocks, among a variety of other important and relevant information on the financial concerns of today’s world.

The media plays an important role in how investors look at financial information and how opinions are shaped based on the information they provide. Information constantly streams into homes, offices and cell phones via television, newspapers, magazines and the Internet. It can be overwhelming, difficult to understand and determining whom to trust can be confusing. When taking in the financial news, it is important to be able to know where to get the best information; this is the combined mission of the two companies.

Marketing Strategy

Infrastructure: The exclusive working arrangement between Wall-Street.com and the company will provide financial services in many different areas, such as a 15 minute delayed quotation system. This will help to provide awareness to the company through this working relationship. We intend to upgrade our infrastructure to allow a higher volume of website bandwidth and search engine optimization (SEO).

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

Ten years later, in 1994, Wall-Street.com’s predecessor established one of the very first financial websites on the Internet and has operated continually since then under the registered trademark name, Wall-Street.com. During this time, it dramatically increased its coverage of microcap companies. Wall-Street.com found this area of the marketplace to be grossly under marketed and presented outstanding investment opportunities that could be identified if time, intelligence and resources were spent to identify the approximately 15% of the microcap stocks that stand an excellent chance of not only surviving but thriving and becoming successful. We found that quite a few of the microcap companies that Wall-Street.com ranked in the top 15% for their outlook went on to become industry and market leaders, amply rewarding investors willing to assume above average risk with exceptional returns. Investors started showing so much attention to Wall-Street.com’s list of small companies with exceptional potential that the firm started a sister site at MicrocapLeaders.com™ to profile these companies.

In July 2013, Wall Street Media Co, Inc. was engaged to completely redesign the website to deliver a more robust financial hub for information and re-launched the site in September of 2013. Wall Street Media Co, Inc. took a further step in the development to recognizing exceptional micro and small cap companies which added a vast wealth of information in all areas of the financial industry related to micro and small cap stocks, global economy, world markets, currency, precious metals, research, charts and graphs, licensing, and education for financial services representatives, conferences and expos, and more. This has been done by bringing in new capital and Internet/social networking experts into the firm to expand its capabilities significantly.

The Company is optimistic that the exclusive working relationship with wall-street.com will be on going and that these marketing tools that were implemented were a step in the right direction towards establishing brand recognition. Although no formal agreement has yet been reached, it is generally agreed by a related party that the terms will soon be forth coming. Wall Street Media Co, will be receiving a revenue split with Wall-Street.com LLC, and will adjust according to the further development of the website. More websites are planned, and management continues to refine its marketing plan and budget requirements on an on-going basis. Additional marketing initiatives will be considered as and when new sites are rolled out and/or if management determines existing sites need alternative methods to increase traffic and sales. Going forward, the company continues to explore the various possibilities outlined below.

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

We had an accumulated deficit of $1,340,058 as of September 30, 2014 and we expect to continue to incur significant developmental expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during 2015 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Should the company develop another subsidiary and if the business of the subsidiary grows, we will be required to manage multiple relationships. Any further growth by us or our subsidiary, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 21, 2014, the Company had 26,822,007 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

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

OVERVIEW

Wall Street Media Company, Inc. and former subsidiary, formerly known as Bright Mountain Holdings, Inc. (“Wall Street Media”, “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company holds the domain names to various domains and has the ability to provide a master web link to these sites. In April 2009, the Company changed its name to My Catalogs Online, Inc., and again in November 2012 to Bright Mountain Holdings, Inc. and in August 2013 to Wall Street Media Company, Inc. however, the Company maintains the web domain of Mycatalogsonline.com and does no business under that name.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc. which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies. The company Catalogs Enterprises was formally dissolved with the Secretary of the State of Florida in 2013. All stock shares were cancelled.

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

Revenue is derived from the primary stream of website development services further defined below:

●	Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies, generating additional revenues. This model is currently in use by the Company. Revenue is recognized when services are rendered.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2014 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2013

Revenue: The Company’s revenues increased approximately 17% from $60,500 during the year ended September 30, 2013 to $70,950 for the year ended September 30, 2014 due to an increase in website development services.

Operating Expenses: The Company’s operating expenses increased approximately 13% from $147,348 during the year ended September 30, 2013 to $166,796 for the year ended September 30, 2014. The primary reason for this was due to the increases in salaries and office and administrative expenses, offset by a decrease in professional fees.

Interest Expense: The Company’s interest expense decreased approximately 100% from $6,688 during the year ended September 30, 2013 as compared to $0 for the year ended September 30, 2014 due to the fact there were no further issuances of notes payable and all existing notes were converted to stock.

The Company’s net loss from operations decreased approximately 14% from $110,848 for the year ended September 30, 2013 as compared to $95,846 for the year ended September 30, 2014. The primary reason for this was due to the increase in website development services revenue and a decrease in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $19,001 for the year ended September 30, 2014 as compared to $57,381 for the year ended September 30, 2013.

Net cash provided by financing activities was $18,500 for the year ended September 30, 2014 as compared to $55,089 for the year ended September 30, 2013, primarily due to a decrease in cash contributed by stockholder.

As of December 30, 2014, the Company had approx. $1,500 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Wall Street Media Co, Inc.

We have audited the accompanying consolidated balance sheets of Wall Street Media Co, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Wall Street Media Co, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Media Co, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
December 24, 2014

D. Brooks and Associates CPA’s, P.A. - 319 Clematis Street Suite 318, West Palm Beach, FL 33401 – (954) 592-2507

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash	$1,332	$1,833
Total current assets	1,332	1,833

Total Assets	$1,332	$1,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$16,412	$48,367
Deferred compensation	112,800	24,000
Total current liabilities	129,212	72,367

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,822,007 issued and outstanding	26,822	26,822
Additional paid-in capital	1,185,356	1,146,856
Accumulated deficit	(1,340,058)	(1,244,212)
Total stockholders’ deficit	(127,880)	(70,534)

Total Liabilities and Stockholders’ Deficit	$1,332	$1,833

The accompanying notes are an integral part of these consolidated financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	September 30, 2014	September 30, 2013
Revenues:
Website development services	$57,900	$16,100
Website development services-related parties	13,050	44,400
Total Revenues	70,950	60,500

Operating Expenses:
Internet & hosting services	3,027	1,501
Programming & development	24,087	26,315
Advertising & marketing	1,450	454
Office & administrative	15,415	7,807
Domain names	1,643	6,106
Professional fees	24,960	49,065
Salaries	96,000	73,000
Rent	214	7,100
Total Operating Expenses	166,796	147,348

Loss From Operations	(95,846)	(110,848)

Other Expense
Interest expense	-	6,688
Total Other Expense	-	6,688

Net loss	$(95,846)	$(117,536)

Net loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares - Basic and Diluted	26,822,007	17,683,020

The accompanying notes are an integral part of these consolidated financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years ended September 30, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2012	1,386,280	$1,386	$601,616	$(1,126,676)	$(523,674)

Contributed capital			55,089		55,089

Common stock issued for conversion of related party debt	25,435,727	25,436	490,151	-	515,587
Net loss	-	-	-	(117,536)	(117,536)

Balance at September 30, 2013	26,822,007	26,822	1,146,856	(1,244,212)	(70,534)

Forgiveness of amounts due to stockholders			38,500		38,500
Net loss	-	-	-	(95,846)	(95,846)

Balance at September 30, 2014	26,822,007	$26,822	$1,185,356	$(1,340,058)	$(127,880)

The accompanying notes are an integral part of these consolidated financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the year ended September 30, 2014	For the year ended September 30, 2013
Cash flows used in Operating Activities:
Net loss	$(95,846)	$(117,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation	88,800	24,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(11,955)	36,155
Net cash used in operating activities	(19,001)	(57,381)

Cash flows provided by Financing Activities:
Cash contributed by stockholder	-	55,089
Proceeds from loans payable stockholders	18,500	-
Net cash provided by financing activities	18,500	55,089

Decrease in cash during the year	(501)	(2,292)

Cash, beginning of year	1,833	4,125

Cash, end of year	$1,332	$1,833

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party debt into common stock	$-	$515,587

Forgiveness of amount due to stockholders	$38,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2014 and 2013

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. and Subsidiary (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and effected a 1 for 10 reverse stock split (see Note 13). In August, 2013 the Company changed its name to Wall Street Media Co, Inc.

The Company owns 100% of the outstanding common stock of Catalog Enterprises, Inc., which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future use within the Company’s business model and for providing website development services for other companies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Catalog Enterprises, Inc. All material inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

In accordance with ASC 605-10, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. These criteria are generally met during the period when the development services are provided or completed.

Wall Street Media Co, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2014 and 2013

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $1,450 in 2014 and $454 in 2013.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2014, tax years 2014, 2013, 2012, 2011, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2014 and 2013.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2014 and 2013

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements for the years ended September 30, 2014 and 2013, the Company reported net losses of $95,846 and $117,536, respectively, and used cash for operating activities of $19,001 and $57,381 in 2014 and 2013, respectively. In addition, the Company has a working capital deficit of $129,212 at September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders interests in the company.

Note 3 – Related Party Transactions

$13,050, and $44,400, or 18% and 73%, of the Company’s revenue during the years ended September 30, 2014 and 2013, respectively, was derived from a related party where the Chairman and CEO of the Company is the president.(See Note 8).

During the year ended September 30, 2014, the Company’s chairman and chief executive officer settled $8,000 of accounts payable on behalf of the Company. These amounts are due on demand and non-interest bearing. During the year ended September 30, 2014, the Company repaid $1,000 and the officer agreed to forgive the remaining $7,000.

During the year ended September 30, 2014, a stockholder advanced $6,500 to the Company for working capital purposes. The advance was non-interest bearing and due on demand. During the year ended September 30, 2014, the stockholder agreed to forgive this advance.

During the year ended September 30, 2014, a stockholder advanced $5,000 to the Company for working capital purposes. The advance was non-interest bearing and due on demand. During the year ended September 30, 2014, the stockholder agreed to forgive this advance.

Wall Street Media Co, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2014 and 2013

Note 4 – Stockholders’ Deficit

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

Conversion of Related Party Debt to Common Stock and Capital Contributions

During the year ended September 30, 2014, certain stockholders forgave advances totaling $38,500, which was recorded as additional paid in capital.

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

Accrued interest on the convertible notes and any other accrued liabilities due to the two principal stockholders from January 1, 2013 to February 8, 2013 totaling $55,089 were forgiven and were reclassed to additional paid in capital.

Note 5 – Income Taxes

There was no income tax expense in fiscal 2014 and 2013 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2014 and 2013 computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2014	2013
Tax benefit at the United States statutory rate	$(32,588)	$(39,892)
State income tax, net of federal benefit	(3,518)	(4,413)
Permanent differences	2,382	2,076
True-up	45,164	51,626
Change in valuation allowance	(11,440)	(9,397)

Income tax expense (benefits)	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2014	2013
Net operating loss carryforward	$305,793	$312,954
Accrued salary	27,711	9,110
Valuation allowance	(333,504)	(322,064)

Net deferred tax assets	$-	$-

Wall Street Media Co, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2014 and 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2014 the Company has net operating losses (NOL) of approximately $900,000 that will expire from 2032 to 2033. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2014 and 2013 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2014 and 2013. The valuation allowance as of September 30, 2014 was $333,504. The net change in the valuation allowance during the year ended September 30, 2014 was an approximate decrease of $11,440.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014 and 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the year ended September 30, 2014, a significant portion of the Company’s revenue was from a few customers as follows:

% of
Total Revenue
Customer A	37%
Customer B (Related Party)	18%
Customer C	13%
Customer D	11%

During the years ended September 30, 2014 and 2013, 18% and 73%, respectively, of the Company’s revenues were from a related party. (See Note 3).

Note 8 – Subsequent Events

In November, 2014, the Company received $20,000 from the issuance of a note payable that accrues interest at an annual rate of 4%, payable on demand.

In December, 2014, the Company’s sole officer agreed to forgive $112,800 of deferred salary in exchange for 100,000 shares of common stock.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Not applicable.

Item 9A(T) CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jerrold D. Burden	63	Chairman of the Board, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

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

Corporate Governance:

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Wall Street Media Co., Inc., Attn: Chief Financial Officer, 40 Wall Street, 28th Floor, New York, NY 10005.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation
Jerrold D. Burden Chairman of the Board, CEO CFO,	2014	$96,000	0		0	0	0	0	$96,000
Secretary, Treasurer	2013	$49,000	0		0	0	0	0	$49,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2014.

Compensation of Directors. We have no non-employee directors, and one employee director and no compensation was paid to this director in the period ended September 30, 2014 and 2013. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2014, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

Jerrold D. Burden		14,847,705	55.4%
Ron Teblum		6,588,021	24.5%
All Directors and Officers and Beneficial Owners as a Group (2 persons)		21,435,726	79.9%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 21, 2014 (26,822,007).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

73.4% and 18.4% of the Company’s revenues during fiscal 2013 and 2014, respectively, for website development services was almost entirely derived from a related party where our chairman is also the president.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of D. Brooks and Associates CPAs, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by D. Brooks and Associates, CPAs, P.A. in 2014 and 2013 were approved by the Board of Directors. The following table shows the fees for the year ended September 30, 2014 and 2013:

	2014	2013
Audit Fees (1)	$12,000	$4,800
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

(1) Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. No fees of this sort were billed by D. Brooks and Associates, CPAs, P.A., our principal accountant during 2014 or 2013.

(3) Tax fees – no fees of this sort were billed by D. Brooks and Associates, CPAs, P.A., our principal accountant during 2014 or 2013.

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

Wall Street Media Co, Inc.

Date: December 24, 2014	By:	/s/ Jerrold D. Burden
	Name:	Jerrold D. Burden
	Title:	CEO (Principal Executive Officer), President

