Form 10-Q
period 2014-12-31
Wall Street Media Co, Inc.
filed 2015-01-30
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	5961	26-4170100
(State or other jurisdiction of	(Primary standard industrial	(IRS employer
incorporation or organization)	classification code number)	identification number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 16, 2015
Common stock, $0.001 par value	26,922,007

2

Part I - Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$8,095	$1,332
Total current assets	8,095	1,332

Total Assets	$8,095	$1,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Note payable	$20,000	$-
Accounts payable and accrued expenses	8,961	16,412
Deferred compensation	-	112,800
Total current liabilities	28,961	129,212

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 and 26,822,007 issued and outstanding at December 31, 2014 and September 30, 2014, respectively	26,922	26,822
Additional paid-in capital	1,298,056	1,185,356
Accumulated deficit	(1,345,844)	(1,340,058)
Total stockholders’ deficit	(20,866)	(127,880)

Total Liabilities and Stockholders’ Deficit	$8,095	$1,332

The accompanying notes are an integral part of these condensed consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2014	December 31, 2013

Revenues:
Website development services (Includes related party revenue of $0 and $3,350, respectively)	$7,580	$25,350
Total Revenues	7,580	25,350

Operating Expenses:
Internet & hosting services	643	570
Programming & development	1,719	8,737
Domain names	305	206
Office and administrative	2,533	3,300
Professional fees	8,095	7,708
Salaries	-	24,000
Total Operating Expenses	13,295	44,521

Loss From Operations	(5,715)	(19,171)

Other Expense
Interest expense	70	-
Total Other Expense	70	-

Net loss	(5,785)	(19,171)
Net loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares - Basic and Diluted	26,872,007	26,822,007

The accompanying notes are an integral part of these condensed consolidated financial statements

WALL STREET MEDIC CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2014	December 31, 2013
Cash flows from Operating Activities:
Net loss	$(5,785)	$(19,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(7,452)	21,301
Net cash provided by (used in) operating activities	(13,237)	2,130

Cash flows from financing activities:
Proceeds from issuance of note payable	20,000	-
Net cash provided by financing activities	20,000	-

Increase in cash during the period	6,763	2,130

Cash, beginning of the period	1,332	1,833

Cash, end of the period	$8,095	$3,963

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Settlement of deferred compensation with issuance of common stock	$112,800	$

The accompanying notes are an integral part of these condensed consolidated financial statements

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

December 31, 2014

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three months ended December 31, 2014, and the financial position as of December 31, 2014, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 24, 2014. The September 30, 2014 balance sheet is derived from those consolidated financial statements.

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

Notes to condensed consolidated financial statements

December 31, 2014

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2014, 2013, 2012, 2011, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of December 31, 2014.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

December 31, 2014

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2014, the Company had net loss of $5,785 and cash used in operations of $13,237. At December 31, 2014, the Company had a working capital deficit of $20,866, a stockholders’ deficit of $20,866, and an accumulated deficit of $1,345,844. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Note 3 – Related Party Transactions

$3,350, or 13% of the Company’s revenue during the three months ended December 31, 2013 was derived from a related party where the Chairman and CEO of the Company is the president. (See Note 5).

In December 2014, the Company’s sole officer agreed to forgive $112,800 of deferred salary in exchange for 100,000 shares of common stock. $112,800 was recorded as additional paid in capital during the three months ended December 31, 2014.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. One customer, a related party affiliate, accounted for 13% of the total revenue for the three months ended December 31, 2013. (See Note 3). Approximately 81% of total revenue for the three months ended December 31, 2013 was derived from one customer. Approximately 33% and 50% of total revenues for the three months ended December 31, 2014 was derived from two customers.

Note 6 – Note Payable

In November 2014, the Company received $20,000 from the issuance of a note payable that accrues interest at an annual rate of 4%, payable on demand. The balance of the note is $20,000 as of December 31, 2014.

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

OVERVIEW

Wall Street Media Co, Inc. (F/K/A Bright Mountain Holdings, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. in November 2012 changed its name to Bright Mountain Holdings, Inc., and in August 2013 changed its name to Wall Street Media Co, Inc., and does business under that name.

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

Revenue is derived from the primary streams of website development services further defined below:

●	Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies, generating additional revenues. This model is currently in use by the Company. Revenue is recognized when services are rendered.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

Revenue: The Company’s revenues decreased approximately 70% from $25,350 during the three months ended December 31, 2013 as compared to $7,580 for the three months ended December 31, 2014 due to a decrease in services provided for website development.

3

Operating Expenses: The Company’s operating expenses decreased approximately 70% from $44,521 during the three months ended December 31, 2013 to $13,295 for the three months ended December 31, 2014 primarily due to a decrease in programming and development fees and salary expense.

Net loss from operations: The Company’s net loss from operations decreased approximately 70% from $19,171 during the three months ended December 31, 2013 to net loss of $5,785 for the three months ended December 31, 2014. The primary reason for this was due to a decrease in programming and development fees and salary expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $13,237 for the three months ended December 31, 2014 as compared to $2,130 of net cash provided by operating activities for the three months ended December 31, 2013. The decrease was primarily due to payment of accounts payable and accrued expenses for the period.

Net cash provided by financing activities for the three months ended December 31, 2014 was $20,000 from a third party loan.

As of February 1, 2015, the Company had approximately $7,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2014. In addition, the Company has a working capital deficit with minimal revenues as of December 31, 2014. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the president concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: January 30, 2015	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President

6