Form 10-Q
period 2015-03-31
Wall Street Media Co, Inc.
filed 2015-05-01
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Laura Anthony, Attorney

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561)514-0936

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common stock, $0.001 par value	26,922,007

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$751	$1,332
Total current assets	751	1,332

Total Assets	$751	$1,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Note payable	$40,000	$-
Accounts payable and accrued expenses	6,885	16,412
Deferred compensation	-	112,800
Total current liabilities	46,885	129,212

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 and 26,822,007 issued and outstanding at March 31, 2015 and September 30, 2014, respectively	26,922	26,822
Additional paid-in capital	1,298,056	1,185,356
Accumulated deficit	(1,371,112)	(1,340,058)
Total stockholders’ deficit	(46,134)	(127,880)

Total Liabilities and Stockholders’ Deficit	$751	$1,332

The accompanying notes are an integral part of these condensed consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues:
Website development services	$15,450	$9,800	$23,030	$31,800
Website development services - related parties	-	9,050	-	12,400
Total Revenues	15,450	18,850	23,030	44,200

Operating Expenses:
Internet & hosting services	340	628	983	1.198
Programming & development	2,148	6,937	3,867	15,674
Advertising & marketing	-	1,450	-	1,450
Domain names	630	783	935	989
Office and administrative	2,805	4,616	5,338	7,916
Professional fees	17,446	4,577	25,541	12,284
Salaries	17,000	24,000	17,000	48,000
Rent	-	214	-	214
Total Operating Expenses	40,369	43,205	53,664	87,725

Loss From Operations	(24,919)	(24,355)	(30,634)	(43,525)

Other Expense
Interest expense	350	-	420	-

Net loss	$(25,269)	$(24,355)	$(31,054)	$(43,525)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,822,007	26,922,007	26,822,007

The accompanying notes are an integral part of these condensed consolidated financial statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2015	March 31, 2014
Cash flows from Operating Activities:
Net loss	$(31,054)	$(43,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation	-	42,000
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(9,527)	(11,526)
Net cash used in operating activities	(40,581)	(13,050)

Cash flows from Financing Activities:
Proceeds from issuance of notes payable	40,000
Proceeds from loan payable related parties	-	8,000
Proceeds from loan payable stockholder	-	6,500
Net cash provided by financing activities	40,000	14,500

Increase (decrease) in cash during the period	(581)	1,450

Cash, beginning of the period	1,332	1,833

Cash, end of the period	$751	$3,282

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of domain name for issuance of note payable - related party into common stock	$-	$10,000
Schedule of non-cash financing activities:
Settlement of deferred compensation with issuance of common stock	$112,800	$

The accompanying notes are an integral part of these condensed consolidated financial statements

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

March 31, 2015

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and six months ended March 31, 2015, and the financial position as of March 31, 2015, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

March 31, 2015

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2015, tax years 2014, 2013, 2012, 2011, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of March 31, 2015.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

March 31, 2015

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended March 31, 2015, the Company had net loss of $31,054 and cash used in operations of $40,581. At March 31, 2015, the Company had a working capital deficit of $46,134, a stockholders’ deficit of $46,134, and an accumulated deficit of $1,371,112. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Note 3 – Related Party Transactions

$12,400, or 28%, of the Company’s revenue during the six months ended March 31, 2014 was derived from a related party where the Chairman and CEO of the Company is the president (See Note 5).

In December 2014, the Company’s sole officer agreed to forgive $112,800 of deferred salary in exchange for 100,000 shares of common stock. $112,800 was recorded as additional paid in capital during the six months ended March 31, 2015.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. Approximately 66%, 11% and 17% of total revenue for the six months ended March 31, 2015 was derived from three customers. One customer, a related party affiliate, accounted for 28% of the total revenue for the six months ended March 31, 2014. (See Note 3)

Note 6 – Note Payable

In November 2014 and January 2015, the Company received $20,000 and $20,000, respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, payable on demand. The balance of the notes totaled $40,000 as of March 31, 2015.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenue: The Company’s revenues decreased approximately 18% from $18,850 during the three months ended March 31, 2014 as compared to $15,450 for the three months ended March 31, 2015 due to a decrease in services provided for website development.

3

Operating Expenses: The Company’s operating expenses decreased approximately 7% from $43,205 during the three months ended March 31, 2014 to $40,369 for the three months ended March 31, 2015 primarily due to a decrease in programming and development fees and salary expense.

Net loss from operations: The Company’s net loss from operations increased approximately 2% from $24,355 during the three months ended March 31, 2014 to net loss of $24,919 for the three months ended March 31, 2015. The primary reason for this was due to a decrease in services provided for website development.

FOR THE SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2014

Revenue: The Company’s revenues decreased approximately 48% from $44,200 during the six months ended March 31, 2014 to $23,030 for the six months ended March 31, 2015 due to a decrease in website development services provided.

Operating Expenses: The Company’s operating expenses decreased approximately 39% from $87,725 during the six months ended March 31, 2014 to $53,664 for the six months ended March 31, 2015 primarily due to a decrease in salaries, of which $42,000 were deferred.

Net loss from operations: The Company’s net loss from operations decreased approximately 30% from $43,525 during the six months ended March 31, 2014 to $30,634 for the six months ended March 31, 2015. The primary reason for this was due a decrease in programming and development fees and salary expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $40,581 for the six months ended March 31, 2015 as compared to $13,050 of net cash used in operating activities for the six months ended March 31, 2014. The increase was primarily due to payment of accounts payable and accrued expenses for the period.

Net cash provided by financing activities for the six months ended March 31, 2015 was $40,000 from a third party loan.

As of May 1, 2015, the Company had approximately $1,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2014. In addition, the Company has a working capital deficit with minimal revenues as of March 31, 2015. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the president concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: May 1, 2015	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer), President

7