Form 10-Q
period 2015-06-30
Wall Street Media Co, Inc.
filed 2015-08-04
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

40 Wall Street 28th Floor New York, N. Y.	(877) 222-0205	10005
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)	(Zip Code)

Copies to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561)514-0936

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, $0.001 par value	26,922,007

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$1,220	$1,332
Total current assets	1,220	1,332

Total Assets	$1,220	$1,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$890	$16,412
Notes payable - related parties	50,000	-
Deferred compensation	-	112,800
Total current liabilities	50,890	129,212

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 and 26,822,007 issued and outstanding at June 30, 2015 and September 30, 2014, respectively	26,922	26,822
Additional paid-in capital	1,298,056	1,185,356
Accumulated deficit	(1,374,648)	(1,340,058)
Total stockholders’ deficit	(49,670)	(127,880)

Total Liabilities and Stockholders’ Deficit	$1,220	$1,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue:
Website development services	$15,200	$9,000	$38,230	$40,800
Website development services - related parties	1,000	650	1,000	13,050
Total Revenue	16,200	9,650	39,230	53,850

Operating Expenses:
Internet & hosting services	240	274	1,223	1,472
Programming & development	2,199	6,603	6,066	22,277
Advertising & marketing	-	-	-	1,450
Domain names	147	312	1,082	1,301
Office and administrative	2,521	3,791	7,859	12,331
Professional fees	4,089	4,100	29,700	15,759
Salaries	10,000	24,000	27,000	72,000
Rent	-	-	-	214
Total Operating Expenses	19,196	39,080	72,930	126,804

Loss From Operations	(2,996)	(29,430)	(33,700)	(72,954)

Other Expense
Interest expense	470	-	890	-

Net loss	$(3,466)	$(29,430)	$(34,590)	$(72,954)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	26,922,007	26,822,007	26,893,069	26,822,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2015	June 30, 2014
Cash flows from Operating Activities:
Net loss	$(34,590)	$(72,954)
Adjustments to reconcile net loss to net cash used in operating activities:

Deferred compensation	-	64,800
Changes in operating assets and liabilities:
(Decrease) in accrued expenses	(15,522)	(10,831)
Net cash used in operating activities	(50,112)	(18,985)

Cash flows from Financing Activities:
Proceeds from issuance of notes payable-related parties	50,000	-
Proceeds from loan payable related parties	-	8,000
Proceeds from loans payable stockholders	-	11,500
Net cash provided by financing activities	50,000	19,500

Increase (decrease) in cash during the period	(112)	515

Cash, beginning of the period	1,332	1,833

Cash, end of the period	$1,220	$2,348

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Schedule of non-cash financing activities:

Settlement of deferred compensation with issuance of common stock	$112,800	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2015

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the consolidated results of operations and cash flows for the three and nine months ended June 30, 2015, and the financial position as of June 30, 2015, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

These unaudited condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result .

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2015

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2015, tax years 2014, 2013, 2012, 2011, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of June 30, 2015.

Recent Accounting Pronouncements

The Company does not believe there are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed consolidated financial statements

June 30, 2015

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended June 30, 2015, the Company had net loss of $34,590 and cash used in operations of $50,112. At June 30, 2015, the Company had a working capital deficit of $49,670, a stockholders’ deficit of $49,670, and an accumulated deficit of $1,374,648. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans are to identify and merge or be acquired by another operating entity.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2014, $13,050, or 24% of the Company’s revenue was derived from a company whose President is also an officer of the Company (See Note 5).

In December 2014, the Company’s sole officer agreed to forgive $112,800 of deferred salary in exchange for 100,000 shares of common stock, which was recorded as additional paid in capital during the nine months ended June 30, 2015.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentration

The Company is currently producing revenue primarily from one revenue stream, website development services. Approximately 76% of total revenue for the nine months ended June 30, 2015 was derived from two customers. During the three months ended June 30, 2015, approximately 93% of the Company’s revenue was from one customer. One customer, a related party affiliate, accounted for 24% of the total revenue for the nine months ended June 30, 2014. (See Note 3)

Note 6 – Notes Payable- related parties

In November 2014, January 2015, and April 2015 the Company received $20,000, $20,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. The balance of the notes totaled $50,000 as of June 30, 2015.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

There are statements in this quarterly report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. Although management believes that the assumptions underlying the forward-looking statements included in this Quarterly Report are reasonable, they do not guarantee our future performance, and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

OVERVIEW

Wall Street Media Co, Inc. (F/K/A Bright Mountain Holdings, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc., in November 2012 changed its name to Bright Mountain Holdings, Inc., and in August 2013 changed its name to Wall Street Media Co, Inc., and does business under that name.

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

Revenue is derived primarily from website development services further defined below:

●	Website Development Services: As the Company continues to develop its core business, the company leverages its expertise and team of design and development resources, to build and optimize websites for other Companies. This model is currently in use by the Company. Revenue is recognized when services are rendered.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenue: The Company’s revenues increased approximately 68% from $9,650 during the three months ended June 30, 2014 as compared to $16,200 for the three months ended June 30, 2015 due to an increase in services provided for website development.

Operating Expenses: The Company’s operating expenses decreased approximately 51% from $39,080 during the three months ended June 30, 2014 to $19,196 for the three months ended June 30, 2015 primarily due to a decrease in programming and development fees and salary expense.

3

Net loss from operations: The Company’s net loss from operations decreased approximately 90% from $29,430 during the three months ended June 30, 2014 to net loss of $2,996 for the three months ended June 30, 2015. The primary reason for this was due to an increase in services provided for website development and a decrease in salaries expense.

FOR THE NINE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2014

Revenue: The Company’s revenues decreased approximately 27% from $53,850 during the nine months ended June 30, 2014 to $39,230 for the nine months ended June 30, 2015 due to a decrease in website development services provided.

Operating Expenses: The Company’s operating expenses decreased approximately 42% from $126,804 during the nine months ended June 30, 2014 to $72,930 for the nine months ended June 30, 2015 primarily due to a decrease in salaries expense.

Net loss from operations: The Company’s net loss from operations decreased approximately 30% from $72,954 during the nine months ended June 30, 2014 to $33,700 for the nine months ended June 30, 2015. The primary reason for this was due to a decrease in programming and development fees and salary expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $50,112 for the nine months ended June 30, 2015 as compared to $18,985 of net cash used in operating activities for the nine months ended June 30, 2014. The increase was primarily due to the decrease in programming and development fees and salary expense for the period.

Net cash provided by financing activities for the nine months ended June 30, 2015 was $50,000, which represents notes payable to related parties.

As of July 24, 2015, the Company had approximately $1,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2014. In addition, the Company has a working capital deficit with minimal revenues as of June 30, 2015. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the president concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

32.2	Section 906 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: August 4, 2015	By:	/s/ Jerrold D. Burden
Jerrold D. Burden
CEO (Principal Executive Officer and Principal Financial Officer), President

7