Form 10-K
period 2015-09-30
Wall Street Media Co, Inc.
filed 2015-12-23
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

[X]. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2001 Palm Beach Lakes Blvd – Suite 502-E West Palm Beach, FL	33409
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (877) 222-0205

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X].

[X] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	.	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $341,377.05 as of March 31, 2015.

There were 26,922,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 23, 2015.

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

When used in this annual report on Form 10-K, the terms “Wall Street Media”, “Company”, “we,” “our,” and “us” refer to Wall Street Media Co, Inc.

PART I

ITEM 1. BUSINESS

General

Wall Street Media Co, Inc. was formed in January 2009 under the original name of My Catalogs Online, Inc. as an internet-based technology company, headquartered in New York and Florida. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012 the Company changed its name to Bright Mountain Holdings, Inc. and, in August, 2013, the company again changed its name to Wall Street Media Co, Inc.

Management has made significant changes in the last 6 months of operations as the Company has grown in its knowledge and understanding of the internet and the related responsibilities to maintain carefully managed websites. The Company was previously engaged in the business of cataloging certain goods and services on the Internet. Over the prior year, management has made significant changes in the Company’s focus, so that now the Company is pursuing a business of providing consulting services to various businesses, as discussed below, and all websites related to the cataloging business are currently in a dormant mode.

Mission Statement

About Wall Street Media Co, Inc.

Wall Street Media is situated within the thriving internet sector, and looks to build partnerships with companies of the utmost quality. Wall Street Media chooses to implement our efforts within the internet sector because citizens of every country on the planet perpetually need internet communications ranging from advanced technology that can analyze any new forms or systems on the internet to global expansion. With internet professionals and knowledgeable professionals working both within and alongside Wall Street Media, the Company now has the means to detect and attain the best companies with the most beneficial services to be provided.

The prominent goal motivating Wall Street Media is to discover the hidden assets of the financial internet sector and incorporate them into building a strong force of information within the Company, as well as disseminating the information to the public. In today’s modern world, Internet services and related technology need to be constantly updated and recalibrated to ensure that we are providing the most proficient and best use of technology and information. Wall Street Media scans the market for companies that utilize the most current sciences and technologies the world has to offer. The ultimate goal of Wall Street Media is to build relationships with companies throughout the internet industry who have something unique to offer to both the consumer and the businesses involved in new and progressive technology and other important contributions made by companies to benefit society. Through Wall Street Media and the affiliation with one of the industry’s leaders in domain names, the Company has the potential to explore other fields of the sector beyond the boundaries of the usual conforming standards of the industry.

There are myriad of sectors and hundreds of niche markets within the internet industry, and the Company has the ability to build one of the most powerful and effective portfolios in the market place today. Wall Street Media Co, Inc. has the infrastructure, tools, knowledge and capability to turn these opportunities into future revenue streams for the benefit of the shareholders, and for society in general.

Company Overview

Wall Street Media is comprised of a diverse staff of both business professionals and seasoned internet consultants. This means that when opportunities arise, Wall Street Media is well-equipped to achieve these goals and set new ones. Not only are opportunities abundantly available, but additional possibilities constantly reveal themselves. Through Wall Street Media and its capable and knowledgeable staff, we are able to communicate and connect with companies both in the United States and abroad. Wall Street Media is equipped with advanced cyber-meeting software, which enables negotiations and multi-media communication from virtually any location on a Global basis.

Wall Street Media aims to create a profile of success, through efficiently and aggressively acting within the internet industry. Wall Street Media actively searches the internet industry for emerging technologies and innovative internet services. Through creating relationships with companies that are unlike any other in their specialized field, Wall Street Media will create a portfolio of outstanding domain names and internet technology.

When reviewing candidate companies, Wall Street Media takes the time to meticulously research the candidate and their particular sector of the Internet industry. Prospective companies can include developing technology companies that are domestic, and those with intention to expand to foreign markets like Europe and South America. Wall Street Media Co also seeks emerging software companies which possess technologies that have importance on a mass scale.

Products and Services

Wall Street Media Co, Inc.

The Company has entered into related party transactions to do a limited amount of business with Wall-Street.com LLC, an entity affiliated with a stockholder and former officer.

The Company has elected not to own directly the domain name (Wall-Street.com) or the intellectual property associated with Wall-Street.com LLC, and has disclosed such in a current report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2014.

Wall-Street.com will help provide financial information and services to provide technology services and quotation services at a cost, to generate revenues and increase traffic and awareness of Wall Street Media Co, Inc. (the Company). The Company is continuing to develop a working relationship with Wall-Street.com so as to be an emerging leader in financial media arena and a well-recognized publisher of U.S. economic news, politics, world news and technology, offering information for the public on several financial areas and continued coverage through blogs and social media to deliver the latest information on micro and small cap stocks, among a variety of other important and relevant information on the financial concerns of today’s world.

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

Marketing Strategy

Infrastructure: The exclusive working arrangement between Wall-Street.com and the Company will provide financial services in many different areas, such as a 15 minute delayed quotation system. This will help to provide awareness of the Company through this working relationship. We intend to upgrade our infrastructure to allow a higher volume of website bandwidth and search engine optimization (SEO).

Website and social media platform development: We aim to increase our ability to expand the platform beyond its current state by hiring a larger staff of programmers for more comprehensive coding and development, and for maintenance and growth of the site, as well as to facilitate integration of a trading platform.

Content and content management: Combined outsourcing and hiring of writers for the development of content such as charts and graphs, news, blogs, e-newsletters and company profiles.

Highly intensified marketing programs:

The Company plans to increase the distribution of information related to Wall-Street.com to drive traffic to Wall-Street.com and related financial websites, including:

●	Through the use of LinkedIn, Facebook, Twitter and YouTube.

●	Through targeted marketing campaigns, such as Google AdWords, initiated at the proper time to draw further traffic and front page exposure.

●	Through the use of aggressive email campaigns to stockbrokers, investment bankers, institutional investors, securities analysts and accredited investors to cause them to use the site.

●	Through programs targeting investor relations and investment banking firms for small companies.

HISTORY OF WALL-STREET.COM

Since 1984, Wall-Street.com, through its predecessor company, performed an exclusive investor relations (IR) service for a very select and limited group of some of the largest and best-known companies on Wall Street through its “Fastest-Growing Companies”, “Shareholder Friendly Companies” and “Exceptional Companies” investor relations programs. Wall-Street.com IR Programs have been so well received by IR and Wall Street professionals that most Programs became “oversubscribed” shortly after becoming available. Some of Wall-Street.com’s best-known larger alumni include Amgen, Applied Materials, Biogen, BMC Software, Cooper Companies, Genentech, General Dynamics, Medtronic, Motorola, Raymond James Financial and Rent-A-Center.

Ten years later, in 1994, Wall-Street.com’s predecessor established one of the very first financial websites on the Internet and has operated continually since then under the registered trademark name, Wall-Street.com. During this time, it dramatically increased its coverage of microcap companies.

In July 2013, Wall Street Media was engaged to completely redesign the Wall-Street.com website to deliver a more robust financial hub for information. The site was re-launched in September 2013. In connection with this re-launce, Wall Street Media Co, Inc added a vast wealth of information to the website in areas of the financial industry related to micro and small cap stocks, the global economy, world markets, currency, precious metals, research, charts and graphs, licensing, and education for financial services representatives, conferences and expos, and more. This has been done by bringing in new capital and Internet/social networking experts into the company to expand its capabilities significantly.

Wall Street Media is optimistic that the exclusive working relationship with Wall-Street.com will be ongoing and that the marketing tools that were implemented for Wall-Street.com were a step in the right direction towards establishing brand recognition. We expect that Wall Street Media and Wall-Street.com will soon reach agreement on a revenue split arrangement, although no formal agreement has yet been reached and none can be assured.

More websites are planned and management continues to refine its marketing plan and budget requirements on an on-going basis. Additional marketing initiatives will be considered as and when new sites are rolled out and/or if management determines existing sites need alternative methods to increase traffic and sales. Going forward, the Company continues to explore the various possibilities outlined below.

Search Engine Optimization. Wall Street Media intends to utilize several marketing channels to promote traffic on its websites. Initially marketing efforts will focus primarily on search engine marketing. The Company intends to achieve exposure through various search engines (e.g. Google, Yahoo, etc.), and will also be continuously updating its own website pages for future marketing purposes in order to add new providers in the retail industry.

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

Video Press Releases. The Company is evaluating obtaining broadcast access across over several local news media broadcast affiliate stations as well as other media outlets, including posting the information to the Company’s website.

The Company is also evaluating its ability to be broadcast as a trailer in front of 275 of the top viewed, non-copyrighted YouTube videos. The Company is also preparing a seven to eleven second videomercial for YouTube.

Consulting Services. The Company provides consulting services to various businesses, currently concentrated in the medical industry. These consulting services consist of general business advice as well as website and related internet development of the companies and their related brands and online presence.

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

The implementation of our business strategy, particularly our consulting service business, is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our Company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our Company was formed in January 2009 and we have recently transitioned to a consulting services focus. We have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,390,516 as of September 30, 2015 and we expect to continue to incur significant developmental expenses in the foreseeable future related to our transition to, and development of, our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during 2016 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Risks Relating to Our Business

We will need to achieve commercial acceptance of our consulting services to generate revenues and achieve profitability.

We may not successfully develop successful relationships with potential clients, and even if we do, we may not do so on a timely basis. We cannot predict when significant commercial market acceptance for our consulting services will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept consulting services, we may not be able to generate revenues from the provision of such services. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce services that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our services by customers, or if the associated services do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with collaborative and development partners to fully develop and market our services.

We do not possess all of the resources necessary to develop and commercialize consulting services on a mass scale. Unless we expand our development capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative affiliates to develop and commercialize consulting services and products.

Collaborations may allow us to:

●	generate cash flow and revenue;

●	offset some of the costs associated with our internal development; and

●	successfully commercialize consulting services and products.

If we need, but do not find appropriate affiliate arrangements, our ability to develop and commercialize consulting services and products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of our services and products will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

●	a development partner would likely gain access to our proprietary information and knowledge, potentially enabling the partner to develop services and products without us or design around our intellectual property;

●	we may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of services and products, or to their marketing and distribution; and

●	disputes may arise between us and our collaborators that result in the delay or termination of the development or commercialization of our services and products or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

We may not be successful at marketing our consulting services or products.

We may not be able to market our services or products, or efforts we exert to develop, commercialize or promote such services and products may not result in revenue or earnings.

We may lose out to larger and better-established competitors.

The consulting services industry is intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. Our services may not be competitive with their services. If this happens, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

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

During 2009, 2010, 2011, and 2012 we completed financings in which we issued common stock to certain private investors. The investors may resell to the public the common stock acquired in these transactions.

The selling stockholders may sell none, some, or all of the shares of common stock acquired from us. We have no way of knowing whether or when the selling stockholders will sell the shares. Depending upon market liquidity at the time, a sale of these shares could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Currently, our shares are quoted on the OTCQB under the symbol WSCO.

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

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder beneficially owns 60%, and another shareholder beneficially owns 15%, of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, the 60% stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ, are those that address the board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors has not adopted any of these corporate governance measures, and since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company previously leased office space at 6301 N.W. 5th Way, Suite 1400, Fort Lauderdale, Florida, as our principal offices for $750 per month, under a Sublease Agreement entered into January 1, 2012. The lease term was month to month. The Company’s new office address is Wall Street Media Co, Inc, 2001 Palm Beach Lakes Blvd – Suite 502-E, West Palm Beach, FL 33409 with a rent of $318 per month, also on a month to month lease.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Market. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Our shares are quoted on the OTCQB tier of the OTC Markets under the symbol “WSCO.”

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2014

	High	Low
Fiscal Quarter Ended:
December 31, 2013	$1.65	$0.11
March 31, 2014	$0.60	$0.07
June 30, 2014	$0.60	$0.375
September 30, 2014	$0.375	$0.375

Fiscal Year Ended September 30, 2015

	High	Low
Fiscal Quarter Ended:
December 31, 2014	$0.375	$0.06
March 31, 2015	$0.45	$0.05
June 30, 2015	$1.30	$0.05
September 30, 2015	$0.60	$0.60

On December 16, 2015, the closing price for our common stock on the OTC Markets was $0.95 per share with respect to an insignificant volume of shares. The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

As of December 21, 2015, the Company had 26,922,007 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during this period of time.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

There are statements in this annual report on Form 10-K that are not historical facts.  These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire annual report on Form 10-K carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire.  You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

OVERVIEW

Wall Street Media Co, Inc. (“Wall Street Media”, “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc., and again in November 2012 to Bright Mountain Holdings, Inc. and in August 2013 to Wall Street Media Co, Inc. The Company maintains the web domain of Mycatalogsonline.com, but does no business under that name.

The Company formerly owned 100% of the outstanding common stock of Catalog Enterprises, Inc. which was formed in March 2009, for the purpose of acquiring and maintaining domain names for future. Catalogs Enterprises was formally dissolved with the Secretary of the State of Florida in 2013 and all stock shares were cancelled.

Consulting Services

Over the past fiscal year, the Company’s operations have transitioned from website development services to consulting services. We have ceased pursing website development as a stand-alone business, although it is incorporated into parts of the consulting business which we are pursuing at this time.

In the past year and in the upcoming year we plan to focus on our consulting services, which we provide to various businesses, currently concentrated in the medical industry. These consulting services consist of general business advice as well as website and related internet development of the companies and their related brands and online presence, including social media platform development, content and content management.

During the course of 2015, our President contacted and developed relationships in the medical business for the purpose of providing consulting services to these companies.

Website Development Services

As discussed above, Wall Street Media has a relationship with Wall-Street.com LLC. The Company assists Wall-Street.com in maintaining and improving its website and services offered.

In the past year we focused on website and social media platform development, and we will continue some operations in that area, although it will not be our main focus going forward.

CRITICAL ACCOUNTING POLICIES

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

Revenue is derived from the primary stream of website development services and from consulting services:

●	Website Development Services: As the Company continues to develop its core business, the Company leverages its expertise and team of design and development resources to build and optimize websites for other companies, generating additional revenues. This model is currently in use by the Company, and revenue is recognized when services are rendered.

●	Consulting Services: The Company provides consisting services to as described above. Revenue for these services is recognized when rendered.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2015 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2014

Revenue: The Company’s revenues decreased approximately 36% from $70,950 during the year ended September 30, 2014 to $45,430 for the year ended September 30, 2015 due to a decrease in website development services.

Operating Expenses: The Company’s operating expenses decreased approximately 43% from $166,796 during the year ended September 30, 2014 to $94,498 for the year ended September 30, 2015.  The primary reason for this was due to the decrease in salaries.

Interest Expense: The Company’s interest expense increased from $0 during the year ended September 30, 2014 as compared to $1,390 for the year ended September 30, 2015 due to the issuances of notes payable during the year.

The Company’s net loss from operations decreased approximately 47% from $95,846 for the year ended September 30, 2014 as compared to $49,062 for the year ended September 30, 2015.  The primary reason for this was due to the decrease in salaries, offset by a decrease in website development services revenue.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $64,375 for the year ended September 30, 2015 as compared to $19,001 for the year ended September 30, 2014.

Net cash provided by financing activities was $63,900 for the year ended September 30, 2015 as compared to $18,500 for the year ended September 30, 2014, primarily due to issuances of notes payable.

As of December 14, 2015, the Company had approximately $3,500 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

GOING CONCERN

As reflected in the accompanying financial statements for the years ended September 30, 2015 and 2014, the Company reported net losses of $50,458 and $95,846, respectively, and used cash for operating activities of $64,375 and $19,001 in 2015 and 2014, respectively. In addition, the Company has a working capital deficit of $65,538 at September 30, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the company.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 5 to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Wall Street Media Co., Inc.

We have audited the accompanying balance sheets of Wall Street Media Co., Inc. as of September 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Wall Street Media Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Media Co., Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s P.A.
West Palm Beach, Florida
December 18, 2015

WALL STREET MEDIA CO, INC.

Balance Sheets

	September 30, 2015	September 30, 2014

ASSETS
Current Assets
Cash	$857	$1,332
Total current assets	857	1,332

Total Assets	$857	$1,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,495	$16,412
Notes payable -related parties	63,900	-
Deferred compensation	-	112,800
Total current liabilities	66,395	129,212

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 and 26,822,007 issued and outstanding at September 30, 2015 and 2014, respectively	26,922	26,822
Additional paid-in capital	1,298,056	1,185,356
Accumulated deficit	(1,390,516)	(1,340,058)
Total stockholders’ deficit	(65,538)	(127,880)

Total Liabilities and Stockholders’ Deficit	$857	$1,332

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Operations

	For the year	For the year
	ended	ended
	September 30, 2015	September 30, 2014

Revenues:
Website development services	$5,430	$57,900
Related Party revenue	40,000	13,050
Total Revenues	45,430	70,950

Operating Expenses:
Internet & hosting services	1,433	3,027
Programming & development	8,863	24,087
Advertising & marketing	25	1,450
Office & administrative	9,899	15,415
Domain names	1,389	1,643
Professional fees	36,889	24,960
Salaries	36,000	96,000
Rent	-	214
Total Operating Expenses	94,498	166,796

Loss From Operations	(49,062)	(95,846)

Other Expense
Interest expense	1,390	-
Total Other Expense	1,390	-

Net loss	$(50,458)	$(95,846)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,900,304	26,822,007

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statement of Changes in Stockholders’ Deficit

For the Years ended September 30, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2013	26,822,007	$26,822	$1,146,856	$(1,244,212)	$(70,534)

Forgiveness of amounts due to stockholders			38,500	-	38,500
Net loss	-	-	-	(95,846)	(95,846)

Balance at September 30, 2014	26,822,007	26,822	1,185,356	(1,340,058)	(127,880)

Common stock issued in settlement of deferred salaries	100,000	100	112,700		112,800
Net loss	-	-	-	(50,458)	(50,548)

Balance at September 30, 2015	26,922,007	$26,922	$1,298,056	$(1,390,516)	$(65,538)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Cash Flows

	For the year	For the year
	ended	ended
	September 30, 2015	September 30, 2014
Cash flows used in Operating Activities:
Net loss	$(50,458)	$(95,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation	-	88,800
Changes in operating assets and liabilities:
Decrease in accrued expenses	(13,917)	(11,955)
Net cash used in operating activities	(64,375)	(19,001)

Cash flows provided by Financing Activities:
Proceeds from issuance of notes payable-related parties	63,900	-
Proceeds from loans payable stockholders	-	18,500
Net cash provided by financing activities	63,900	18,500

Decrease in cash during the year	(475)	(501)

Cash, beginning of year	1,332	1,833

Cash, end of year	$857	$1,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$-
Income taxes paid	-	-

SCHEDULE OF SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of deferred compensation with issuance of common stock	$112,800	$-

Forgiveness of amount due to stockholders	$-	$38,500

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2015 and 2014

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In August, 2013 the Company changed its name to Wall Street Media Co, Inc.

Use of Estimates

The financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of equity based transactions and related services, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

In accordance with ASC 605-10, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. These criteria are generally met during the period when the development or consulting services are provided or completed.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $25 in 2015 and $1,450 in 2014.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2015, tax years 2015, 2014, 2013, 2012, 2011, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2015 and 2014.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2015 and 2014, the Company reported net losses of $50,458 and $95,846, respectively, and used cash for operating activities of $64,375 and $19,001 in 2015 and 2014, respectively. In addition, the Company has a working capital deficit of $65,538 at September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the company.

Note 3 - Related Party Transactions

$40,000, and $13,050, or 88% and 18%, of the Company’s revenue during the years ended September 30, 2015 and 2014, respectively, was derived from related parties where the customers were commonly controlled by our former officers.

During the year ended September 30, 2014, the Company’s former chairman and chief executive officer settled $8,000 of accounts payable on behalf of the Company. These amounts were due on demand and non-interest bearing. During the year ended September 30, 2014, the Company repaid $1,000 and the officer agreed to forgive the remaining $7,000.

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

During the year ended September 30, 2015, a stockholder and former officer advanced $3,800 to the Company for working capital purposes. The advance is non-interest bearing, due on demand and remains outstanding as of September 30, 2015.

Note 4 - Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding.

Conversion of Related Party Debt to Common Stock and Capital Contributions

During the year ended September 30, 2014, certain stockholders forgave advances totaling $38,500, which was recorded as additional paid in capital.

During the year ended September 30, 2015, the Company issued a stockholder and former officer 100,000 shares of common stock in settlement of deferred salary totaling $112,800, which was recorded based on the value of the services provided.

Note 5 - Notes Payable- related parties

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. The balance of the notes totaled $60,000 as of September 30, 2015.

During the year ended September 30, 2015, a stockholder and former officer advanced $3,800 to the Company for working capital purposes. The advance is non-interest bearing, due on demand and remains outstanding as of September 30, 2015.

Note 6 - Income Taxes

There was no income tax expense in fiscal 2015 and 2014 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2015 and 2014 computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2015	2014
Tax benefit at the United States statutory rate	$(23,690)	$(32,588)
State income tax, net of federal benefit	(4,055)	(3,518)
Permanent differences	0	2,382
True-up	0	45,164
Change in valuation allowance	(27,745)	(11,440)

Income tax expense (benefits)	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2015	2014
Net operating loss carryforward	$361,249	$305,793
Accrued salary	-	27,711
Valuation allowance	(361,249)	(333,504)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At September 30, 2015 the Company has net operating losses (NOL) of approximately $900,000 that will expire from 2033 to 2034.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. The availability of net operating losses to offset future taxable income may be limited due to changes in ownership that have occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2015 and 2014 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2015 and 2014. The valuation allowance as of September 30, 2015 was $361,249. The net change in the valuation allowance during the year ended September 30, 2015 was an approximate increase of $27,745.

Note 7 - Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2015 and 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 - Concentrations

During the years ended September 30, 2015 and 2014, 88% and 18% respectively, of the Company’s revenue was from related parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jeffrey A. Lubchansky		Chairman of the Board, Director, President and Chief Executive Officer

Jeffrey A. Lubchansky

Chairman of the Board, Director, President and Chief Executive Officer

Jeffrey A. Lubchansky was appointed as the Company’s sole officer and director, serving as the Company’s interim Chief Executive Officer and President, on October 21, 2015.

Jeffrey A. Lubchansky is a Certified Public Accountant who has been at the forefront of integrating technology into the accounting field and providing leadership in management, taxation and accounting in various industries. These industries include sports/entertainment, real estate, financial institutions, highly compensated individuals, nutraceuticals, health and beauty, medical devices, audio/visual and consulting and tax services to CPA firms and attorneys.

Recently, Mr. Lubchansky has been engaged to perform interim CFO and crisis management services for a major private label beauty products manufacturer. His main function was to bring the company in compliance with various bank covenant reporting requirements, preparing the work papers for the year-end review and to implement various internal control procedures. The project was completed on schedule.

In 2014 Mr. Lubchansky was engaged as Controller for Alacriti, Inc., a leading provider of E-Commerce services to numerous financial and operating entities. He continues at this position as a part-time consultant. Beginning in 2010, Mr. Lubchansky maintained a tax and consulting practice specializing in providing CFO/Controller services. These services were provided to individuals and small to medium sized companies. Between 2006 and 2009, Mr. Lubchansky assumed the CFO position at Juvent Medical, Inc., responsible for the integrity of financial information and systems for this CE certified medical device manufacturer. From 2004 – 2009 he was CFO/Controller at Gary Null & Associates, a company involved in the nutraceutical and health products industry. And from 2001 – 2007, he was the controller for Alero Capital Corp.

Mr. Lubchansky earned his BS in Accounting with a Minor Degree in Computer and Information Sciences. Early in his career, he worked with the major computer manufacturers and software companies to develop accounting software for numerous industries. He is an avid photographer being published in numerous periodicals, texts and technical publications.

As reported on our current report on Form 8-K filed with the SEC on October 21, 2015, on that date, Jerrold D. Burden, our former sole director, Chief Executive Officer and President resigned from all such positions.

Corporate Governance:

Code of Conduct and Ethics. We have not adopted a code of ethics because our Board of Directors believes that our current size does not merit the expense of preparing, adopting and administering a code of ethics. Our Board of Directors intends to adopt a code of ethics when circumstances warrant.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jerrold D. Burden Chairman of the Board, CEO	2015	$36,000	0		0	0	0	0	$36,000
CFO, Secretary, Treasurer	2014	$96,000	0		0	0	0	0	$96,000

Jeffrey A. Lubchansky Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015 (1)	2015	0	0	0	0	0	0	0	0

(1)	Mr. Burden ceased to be an officer and director of the Company on October 21, 2015. Jeffrey A. Lubchansky was appointed as the Company’s sole director, Chief Executive Officer and President on October 21, 2015.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2015.

Compensation of Directors. We have no non-employee directors, and during the fiscal year ended September 30, 2015 did not have any non-employee directors. No compensation was paid to our sole director for his services as a director during the fiscal year ended September 30, 2015. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 14, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

John Moroney (owned jointly with Mr. Moroney’s wife)	P. O. Box 1095 1095 Military Trail Jupiter FL 33468	16,094,466	60%
Nathan Fink	470 New Milford Ave, Oradell NJ 07640	4,000,000	15%
Jerrold D. Burden		1,131,260	154.2%
Jeffrey A. Lubchansky		2,800	0.01%
All Directors and Executive Officers as a Group (1 person)		2,800	0.01%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 14, 2015 (26,922,007).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended September 30, 2015 and 2014, 88% and 18% respectively, of the Company’s revenue was from affiliates of Mr. Maroney and Mr. Burden.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors. All such fees were pre-approved during the fiscal years ended September 30, 2015 and 2014.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of D. Brooks and Associates CPAs, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by D. Brooks and Associates, CPAs, P.A. in 2015 and 2014 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
Audit Fees (1)	$12,000	$12,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0
Total	$12,000	$12,000

(1) Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. No fees of this sort were billed by D. Brooks and Associates, CPAs, P.A., our principal accountant during 2015 or 2014.

(3) Tax fees – no fees of this sort were billed by D. Brooks and Associates, CPAs, P.A., our principal accountant during 2015 or 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Type
31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co., Inc.

Date: December 23, 2015	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Lubchansky	Chief Executive Officer, President and Director	December 23, 2015
Jeffrey A. Lubchansky	(principal executive officer, principal financial officer and principal accounting officer)

