Form 10-Q
period 2015-12-31
Wall Street Media Co, Inc.
filed 2016-02-08
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

2001 Palm Beach Lakes Blvd – Suite 502-E West Palm Beach, FL	(888) 361-5657	33409
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2016
Common stock, $0.001 par value	26,922,007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$1,506	$857
Total current assets	1,506	857

Total Assets	$1,506	$857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable – Related Parties	$63,800	$63,900
Accounts payable and accrued expenses	15,742	2,495
Total current liabilities	79,542	66,395

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,403,014)	(1,390,516)
Total stockholders’ deficit	(78,036)	(65,538)

Total Liabilities and Stockholders’ Deficit	$1,506	$857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2015	December 31, 2014

Revenues:
Website development services and consulting services (Includes related party revenue of $20,200 and $0, respectively)	$20,200	$7,580
Total Revenues	20,200	7,580

Operating Expenses:
Internet & hosting services	619	643
Programming & development	546	1,719
Domain names	19	305
Office and administrative	3,504	2,533
Professional fees	25,601	8,095
Salaries	2,000	-
Total Operating Expenses	32,289	13,295

Loss From Operations	(12,089)	(5,715)

Other Income/Expense
Interest Income	191	-
Interest expense	(600)	(70)
Total Other Income (Expense)	(409)	(70)

Net loss	(12,498)	(5,785)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,872,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2015	December 31, 2014
Cash flows from Operating Activities:
Net loss	$(12,498)	$(5,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	13,147	(7,452)
Net cash provided by (used in) operating activities	649	(13,237)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	20,000
Net cash provided by financing activities	-	20,000

Increase in cash during the period	649	6,763

Cash, beginning of the period	857	1,332

Cash, end of the period	$1,506	$8,095

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Settlement of deferred compensation with issuance of common stock	$-	$112,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to condensed financial statements

December 31, 2015

(Unaudited)

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2015, and the financial position as of December 31, 2015, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015. The December 31, 2015 balance sheet is derived from those consolidated financial statements.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2015, tax years 2015, 2014, 2013 and 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of December 31, 2015.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 2 - Going Concern

As reflected in the accompanying unaudited financial statements for the three months ended December 31, 2015 and 2014, the Company reported net losses of $12,498 and $5,785, respectively. In addition, the Company has a working capital deficit of $78,036 at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The Company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the Company.

Note 3 - Related Party Transactions

$20,200, or 100%, of the Company’s revenue during the quarter ended December 31, 2015 was derived from related parties.

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. The balance of the notes totaled $60,000 as of December 31, 2015.

During the year ended September 30, 2015, a stockholder and former officer advanced $3,800 to the Company for working capital purposes. The advance is non-interest bearing, due on demand and remains outstanding as of December 31, 2015.

Note 4 - Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 - Concentrations

During the first quarter of the 2016 fiscal year, 100% of the Company’s revenue was from related parties.

Note 6 - Subsequent Events

On January 15, 2016, the Company received an additional $20,000 from a related party, increasing the total liability on the note referenced in Note 3 to $80,000. The liability accrues interest at 4% annually and is payable on demand.

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

Revenue is derived from the primary stream of consulting services:

•	Consulting Services: The Company provides consisting services to various businesses. Services provided are Management Advisory Services. Currently, these services are provided to a related party.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

Revenue: The Company’s revenues increased approximately 267% from $7,580 during the three months ended December 31, 2014 as compared to $20,200 for the three months ended December 31, 2015 due to an increase in consulting service fees.

Operating Expenses: The Company’s operating expenses increased approximately 243% from $13,295 during the three months ended December 31, 2014 to $32,289 for the three months ended December 31, 2015 primarily due to additional professional fees related to the transfer of shares to new shareholders and expenses related to the resignation of our former CEO and the engagement of our new interim CEO.

Net loss from operations: The Company’s net loss from operations increased approximately 216% from $5,785 during the three months ended December 31, 2014 to net loss of $12,498 for the three months ended December 31, 2015. The primary reasons for this were additional professional fees related to the transfer of shares to new shareholders and expenses related to the resignation of our former CEO and the engagement of our new interim CEO.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities was $649 for the three months ended December 31, 2015 as compared to $13,237 of net cash used in operating activities for the three months ended December 31, 2014. The increase was primarily due to the increase in revenues and decrease in programming and development fees and salary expense for the period.

As of January 11, 2016, the Company had approximately $6,516 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

GOING CONCERN

As reflected in the accompanying financial statements for the quarters ended December 31, 2015 and 2014, the Company reported net losses of $12,498 and $5,785, respectively, and provided (used) cash for operating activities of $649 and $(13,237) in 2015 and 2014, respectively. In addition, the Company has a working capital deficit of $78,036 at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: February 8, 2016	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
Chief Executive Officer and President
(principal executive officer and principal financial officer)

