Form 10-Q
period 2016-03-31
Wall Street Media Co, Inc.
filed 2016-05-16
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

2001 Palm Beach Lakes Blvd – Suite 502-E West Palm Beach, FL	(877) 222-0205	33409
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Common stock, $0.001 par value	26,922,007

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Balance Sheets

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$16,939	$857
Total current assets	16,939	857

Total Assets	$16,939	$857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Note payable	$93,000	$63,900
Deferred Income	13,333	-
Accounts payable and accrued expenses	7,784	2,495
Total current liabilities	114,117	66,395

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; (none issued or outstanding)	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at March 31, 2016 and September 30, 2015, respectively	26,922	26,822
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,422,156)	(1,390,516)
Total stockholders’ deficit	(97,178)	(65,538)

Total Liabilities and Stockholders’ Deficit	$16,939	$857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenues:
Website development services & Consulting fees-related parties	$5,000	$15,540	$25,200	$23,030
Total Revenues	5,000	15,540	25,200	23,030

Operating Expenses:
Internet & hosting services	-	340	620	983
Programming & development	-	2,148	546	3,867
Domain names	-	630	18	935
Office and administrative	436	2,805	3,557	5,338
Insurance	416	-	416	-
Professional fees	18,209	17,466	43,809	25,541
Listing fees	10,000	-	10,000	-
Salaries	-	17,000	2,000	17,000
Rent	954	-	1,272	-
Total Operating Expenses	30,015	43,205	62,238	53,664

Loss From Operations	(25,015)	(24,919)	(37,038)	(30,634)

Other Income (Expense)
Amortization of non-refundable fee	6,667	-	6,667	-
Interest Income	-	-	125	-
Interest expense	794	(350)	(1,394)	(420)

Net loss	$(19,142)	$(25,269)	$(31,640)	$(31,054)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007	26,922,007	26,922,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Condensed Statements of Cash Flows

(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2016	March 31, 2015
Cash flows from Operating Activities:
Net loss	$(31,640)	$(31,054)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization deferred Income	(6,667)	-
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	1,489	(9,527)
Net cash used in operating activities	(36,818)	(40,581)

Cash flows from Financing Activities:
Proceeds from non-refundable fee for Letter of Intent	20,000
Proceeds from loan payable stockholder	32,900	40,000
Net cash provided by financing activities	52,900	40,000

Increase (decrease) in cash during the period	16,082	(581)

Cash, beginning of the period	857	1,332

Cash, end of the period	$16,939	$751

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Schedule of non-cash financing activities:
Settlement of deferred compensation with issuance Of common stock	$-	$112,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed financial statements

March 31, 2016

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2016, and the financial position as of March 31, 2016, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015. The March 31, 2016 balance sheet is derived from those financial statements.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2016, tax years 2015, 2014, 2013 and 2012 remain open for IRS and State audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding during the three and six months ended March 31, 2016.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 2 - Going Concern

As reflected in the accompanying unaudited financial statements for the three months ended March 31, 2016 and 2015, the Company reported net losses of $19,142 and $25,269, respectively. In addition, the Company has a working capital deficit of $97,178 at March 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The Company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the Company.

Note 3 - Related Party Transactions

$5,000, or 100% and $25,200 or 100% of the Company’s revenue during the quarter ended March 31, 2016 and the six months ended March 31, 2016 respectively was derived from a related party.

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable to the Majority Shareholder that accrue interest at an annual rate of 4%, and are payable on demand. During the quarter ending March 31, 2016, Company received an additional $29,200 from the majority shareholder. In addition, the Majority Shareholder assumed the $3,800 advance from the former officer and shareholder. The balance of the notes payable are $93,000 as of March 31, 2016.

During the year ended September 30, 2015, a stockholder and former officer advanced $3,800 to the Company for working capital purposes. The $3,800 advance was assumed by the Majority Shareholder on March 1, 2016.

Note 4 - Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 - Concentrations

The Company is currently producing revenues from various consulting services. 100% of total revenue for the first quarter of fiscal 2016 and the six months ended March 31, 2016 were derived from a related party.

Note 6 – Subsequent Events

On May 9, 2016, the Company entered into an indemnification agreement with Jeffrey A. Lubchansky, CPA, the Company’s Chief Executive Officer and President. The indemnification agreement provides for customary indemnification for Mr. Lubchansky in connection with his services to the Company. The indemnification agreement is attached hereto as Exhibit 10.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue is derived from the primary stream of consulting services:

●	Consulting Services: The Company provides consisting services to various businesses. Services provided are Management Advisory Services.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenue: The Company’s revenues decreased approximately 68% to $5,000 during the three months ended March 31, 2016 as compared to $15,540 for the three months ended March 31, 2015 due to a decrease in consulting service and website development fees and the deferral of $13,333 of income, to the third quarter of 2016.

Operating Expenses: The Company’s operating expenses decreased approximately 30.5% to $30,015 during the three months ended March 31, 2015 from $43,205 for the three months ended March 31, 2015 primarily due to reduction in overall operating costs and officer’s salaries.

Net loss from operations: The Company’s net loss from operations increased approximately .37% to $25,015 during the three months ended March 31, 2016 from a net loss of $24,919 for the three months ended March 31, 2015. The primary reason for this was the reduction in overall operating costs.

3

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $36,818 for the three months ended March 31, 2016 as compared to $40,581 of net cash used in operating activities for the three months ended March 31, 2015. The decrease was primarily due to the increase in revenues and decrease in programming and development fees and salary expense for the period.

As of May 3, 2016, the Company had approximately $13,915 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

GOING CONCERN

As reflected in the accompanying financial statements for the quarters ended March 31, 2016 and 2015, the Company reported net losses of $19,142 and $25,269, respectively, and provided (used) cash for operating activities of $(36,818) and $(40,581) in 2016 and 2015, respectively. In addition, the Company has a working capital deficit of $97,178 at March 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the company.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 3 to the unaudited condensed financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed financial statements if applicable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Indemnification Agreement between Wall Street Media Co., Inc. and Jeffrey A. Lubchansky

31.1	Section 302 Certification of Chief Executive Officer

32.1	Section 906 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: May 16, 2016	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
Chief Executive Officer and President (principal executive officer and principal financial officer)

6