Form 10-Q
period 2016-06-30
Wall Street Media Co, Inc.
filed 2016-08-11
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common stock, $0.001 par value	26,922,007

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	June 30, 2016	September 30, 2015
	(Unaudited)

ASSETS
Current Assets
Cash	$1,898	$857
Total current assets	1,898	857

Total Assets	$1,898	$857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Note payable – Related Party	$93,790	$63,900
Accounts payable and accrued expenses	11,347	2,495
Total current liabilities	105,137	66,395

Commitments and Contingencies

Stockholders’ Deficit Preferred stock, $0.001 par value; 5,000,000 shares authorized;	-	-
(none issued or outstanding)
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding June 30, 2016	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,428,217)	(1,390,516)
Total stockholders’ deficit	(103,239)	(65,538)

Total Liabilities and Stockholders’ Deficit	$1,898	$857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues:
Website development services & Consulting fees-related parties	$2,500	$16,200	$27,700	$39,230
Total Revenues	2,500	16,200	27,700	39,230

Operating Expenses:
Internet & hosting services	-	240	-	1,223
Programming & development	-	2,199	1,166	6,066
Domain names	-	147	18	1,082
Office and administrative	985	2,521	4,542	7,859
Insurance	325	-	742	-
Professional fees	18,684	4,089	62,493	29,700
Listing fees	-	-	10,000	-
Salaries	-	10,000	2,000	27,000

Rent	954	-	2,226	-

Total Operating Expenses	20,948	19,196	83,187	72,930

Loss From Operations	(18,448)	(2,996)	(55,487)	(33,700)

Other Income (Expense)
Amortization of non-refundable fee	13,333	-	20,000	-
Interest Income	-	-	125	-

Interest expense	(946)	470	(2,340)	(890)

Net loss	$(6,061)	$(3,466)	$(37,702)	$(34,590)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007	26,922,007	26,893,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30, 2016	For the nine months ended June 30, 2015

Cash flows from Operating Activities:
Net loss	$(37,702)	$(34,590)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization deferred income	(20,000)	-
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	8,853	(15,522)
Net cash used in operating activities	(48,849)	(50,112)

Cash flows from Financing Activities:
Proceeds from non-refundable fee for Letter of Intent	20,000	-
Proceeds from loan payable stockholder	29,890	50,000
Net cash provided by financing activities	49,890	50,000

Increase (decrease) in cash during the period	1,041	(112)

Cash, beginning of the period	857	1,332

Cash, end of the period	$1,898	$1,220

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Schedule of non-cash financing activities:
Settlement of deferred compensation with issuance of common stock	$-	$112,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc. and Subsidiary

Notes to condensed financial statements

June 30, 2016

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and nine months ended June 30, 2016, and the financial position as of June 30, 2016, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015. The June 30, 2016 balance sheet is derived from those financial statements.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2016, tax years 2015, 2014, 2013 and 2012 remain open for IRS and State audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding during the three and nine months ended June 30, 2016.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Note 2 - Going Concern

As reflected in the accompanying unaudited financial statements for the nine months ended June 30, 2016 and 2015, the Company reported net losses of $37,702 and $34,590, respectively. In addition, the Company has a working capital deficit of $103,239 at June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The Company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the Company.

Note 3 - Related Party Transactions

$2,500, or 100% and $27,700 or 100% of the Company’s revenue during the quarter ended June 30, 2016 and the nine months ended June 30, 2016 respectively was derived from a related party.

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable to the Majority Shareholder that accrue interest at an annual rate of 4%, and are payable on demand. During the nine months ending June 30, 2016, the Company received an additional $29,890 from the majority shareholder. The balance of the notes payable are $93,790 as of June 30, 2016. The notes carry a 4% interest rate and are payable upon demand.

Note 4 - Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 - Concentrations

The Company is currently producing revenues from various consulting services. 100% of total revenue for the third quarter of fiscal 2016 and the nine months ended June 30, 2016 were derived from a related party.

Note 6 – Subsequent Events

None

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2015

Revenue: The Company’s revenues decreased approximately 74% and 29% to $2,500 and $27,700 during the three and nine months ended June 30, 2016 as compared to $9,650 and $39,230 for the nine months ended June 30, 2015 respectively due to a decrease in consulting and website development services.

Operating Expenses: The Company’s operating expenses increased approximately 9% and 14% to $20,948 and $83,187 during the three and nine months ended June 30, 2016 from $19,196 and $72,930 respectively for the three and nine months ended June 30, 2015 primarily due to an increase in legal fees.

Net loss from operations: The Company’s net loss from operations increased approximately 516% and 65% to $18,448 and $55,487 during the three and nine months ended June 30, 2016 from a net loss of $2,996 and $33,700 for the three and nine months ended June 30, 2015. The primary reason for this was the reduction in operating income and increased professional fees.

3

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $48,849 for the nine months ended June 30, 2016 as compared to $50,112 of net cash used in operating activities for the nine months ended June 30, 2015. The decrease was primarily due to the increase in other revenues and decrease in programming and development fees and salary expense for the period.

As of July 7, 2016, the Company had approximately $1,898 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

GOING CONCERN

As reflected in the accompanying financial statements for the nine months ended June 30, 2016 and 2015, the Company reported net losses of $37,702 and $34,590, respectively, and provided (used) cash for operating activities of $48,849 and $50,112 in 2016 and 2015, respectively. In addition, the Company has a working capital deficit of $103,239 at June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. Management plans to continue to pursue contracts to develop websites in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding. The company has elected to study the possibility of a merger partnership with a private entity to further the possibilities of success and the protection of the shareholders’ interests in the company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

4

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

Wall Street Media Co, Inc.

Date: August 11, 2016	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
Chief Executive Officer and President (principal executive officer and principal financial officer)

6