Form 10-K
period 2016-09-30
Wall Street Media Co, Inc.
filed 2016-12-12
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Wall Street Media Co, Inc

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

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

Large accelerated filer [ ] .	Accelerated filer	[ ]
Non-accelerated filer [ ]. (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

There were 26,922,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding on December 6, 2016.

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

When used in this yearly report, the terms “Wall Street Media”, “Company”, “we,” “our,” and “us” refers to Wall Street Media Co, Inc.

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

The Company has significant experience in providing consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus Inc., a related party (“Landmark Pegasus”). Landmark-Pegasus is owned by John Moroney the majority shareholder of Wall Street Media Co. Inc. The company was previously involved in providing services to the internet sector and maintaining a catalog of domain names.

Mission Statement

About Wall Street Media Co, Inc.

Wall Street Media is situated within the consulting services sector, and looks to expand its services to companies of the utmost quality. Wall Street Media chooses to implement its efforts within the consulting sector because of the need for quality evaluation of the growing start-up marketplace. The Company now has the means to detect and attain the best companies with the most beneficial services to be provided.

The prominent goal motivating Wall Street Media is to discover the hidden assets and potential of the companies our clients have engaged us to evaluate. Wall Street Media scans the market for companies that may be of interest to our clients and utilize the most current techniques to evaluate and advise our clients. The ultimate goal of Wall Street Media is to build relationships with companies throughout various industries who have something unique to offer to our current and future clients. Through Wall Street Media and the affiliation with Landmark-Pegasus (a related party), the Company has the potential to explore other fields of the sector beyond the boundaries of the usual conforming standards of the industry.

There are myriad of sectors and hundreds of potential start-up companies in various industries, and the Company has the ability to build one of the most powerful and effective consulting portfolios in the market place today. Wall Street Media Co, Inc. has the infrastructure, tools, knowledge and capability to turn these opportunities into future revenue streams for the benefit of the shareholders.

Company Overview

Wall Street Media is building on its relationship with Landmark-Pegasus (a related party) with its diverse staff comprised of consultants, and seasoned professionals. This means that when opportunities arise, Wall Street Media is well-equipped to achieve these goals and set new ones. Not only are opportunities abundantly available, but additional possibilities constantly reveal themselves and research new and previously unknown industries. Through Wall Street Media and its capable and knowledgeable staff, we are able to communicate and connect with companies both in the United States and abroad.

Wall Street Media aims to create a profile of success, through efficiently and aggressively acting within the investment banking community. Wall Street Media actively searches for emerging technologies and innovative products and services. Through creating relationships with companies that are unlike any other in their specialized field, Wall Street Media will create new and profitable income streams.

When reviewing candidate companies, Wall Street Media takes the time to meticulously research the candidate and their particular industry.

Products and Services

Wall Street Media Co, Inc.

The Company has entered into related party transactions to do a limited amount of business with Wall-Street.com LLC, a previously related entity for the purpose of maintaining Company’s website.

The Company has elected not to own directly the domain name (Wall-Street.com) or the intellectual property associate with Wall-Street.com LLC, and has disclosed such in an 8-K filed in July, 2014.

Wall-Street.com LLC will continue to maintain the website of The Company. There is no other relationship or association with Wall-Street.Com LLC.

The Company is currently provided financial consulting services to Landmark-Pegasus Inc. a related party. Landmark-Pegasus is owned by John Moroney, the majority shareholder of Wall Street Media Co, Inc.

Marketing Strategy

The company plans to increase its current client base by exploiting its relationship with Landmark-Pegasus, Inc (a related party) and to use this relationship to expand into other firms with similar backgrounds and needs.

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

Consulting Services. Beginning in the first Quarter of the 2016 fiscal year the Company ceased all of its internet and IT services and began exclusively providing consulting services. These services consist of general business and financial services and are provided to existing clients of Landmark-Pegasus (a related party).

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

Risks Relating to the Early Stage of our Company

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture and 100% of revenues are from a related party.

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

Our Company was formed in January 2009 and we have recently transitioned to a consulting services focus. We have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. One hundred percent of our revenues were derived from Landmark-Pegasus (a related party).

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,428,035 as of September 30, 2016 and we expect to continue to incur significant developmental expenses in the foreseeable future related to our transition to, and development of, our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during Fiscal Year Ending 2017 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to support our cost structure. There can be no assurance that we will generate revenues or financing. These factors have raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Should the Company develop another subsidiary and if the business of the subsidiary grows, we will be required to manage multiple relationships. Any growth by us or our subsidiary, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our Company.

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

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, John Moroney, beneficially owns 60% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

The Company previously leased office space at 6301 N.W. 5th Way, Suite 1400, Fort Lauderdale, Florida, as our principal offices for $750 per month, under a Sublease Agreement entered into January 1, 2012. The lease term was month to month. The Company leases on a month to month basis office space at 2001 Palm Beach Lakes Blvd – Suite 502-E, West Palm Beach, FL 33409. Monthly rent is $318.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB tier of OTC Markets, under the symbol WSCO.

No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 6, 2016, the Company had 26,922,007 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

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

Consulting Services

Over the past fiscal year, the Company’s operations have transitioned from website development services to consulting services. We have ceased pursuing website development as a business,

In the past year and in the upcoming year we plan to focus on our consulting services, which we provide to various businesses, currently concentrated in the medical industry. These consulting services consist of general business advice as well as website and related internet development of the companies and their related brands and online presence, including social media platform development, content and content management.

During the course of 2016, our Acting President contacted and developed relationships in the medical business for the purpose of providing consulting services to these companies. One hundred percent of the revenues were derived from Landmark-Pegasus (a related party).

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

Revenue is derived from consulting services:

●	Consulting Services: The Company provides consisting services to as described above. Revenue for these services is recognized when rendered.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2016 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2015

Revenue: The Company’s revenues decreased approximately 10% from $45,430 during the year ended September 30, 2015 to $40,800 for the year ended September 30, 2016 due to a decrease in website development services.

Operating Expenses: The Company’s operating expenses increased approximately 1% from $94,498 during the year ended September 30, 2015 to $95,146 for the year ended September 30, 2016. The primary reason for this was due to the increase in professional fees offset by a decrease in salaries and website expenses.

Interest Expense: The Company’s interest expense increased approximately 137% from $1,390 during the year ended September 30, 2015 as compared to $3,298 for the year ended September 30, 2016 due to the issuances of notes payable during the year.

The Company’s net loss from operations increased approximately 11% from $49,062 for the year ended September 30, 2015 as compared to $54,346 for the year ended September 30, 2016. The primary reason for this was due to the decrease in revenue. One hundred percent of the revenues were derived from Landmark-Pegasus (a related party).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $50,325 for the year ended September 30, 2016 as compared to $64,375 for the year ended September 30, 2015.

Net cash provided by financing activities was $49,890 for the year ended September 30, 2016 as compared to $63,900 for the year ended September 30, 2015, primarily due to issuances of notes payable.

As of October 4, 2016, the Company had approximately $420 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Wall Street Media Co., Inc.

We have audited the accompanying balance sheets of Wall Street Media Co., Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Wall Street Media Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Media Co., Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A.
D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
December 6 , 2016

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Balance Sheets

	September 30, 2016	September 30, 2015

ASSETS
Current Assets
Cash	$422	$857
Total current assets	422	857

Total Assets	$422	$857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$8,730	$2,495
Accrued interest payable	959	-
Notes payable -related parties	93,790	63,900
Total current liabilities	103,479	66,395

Total Liabilities	103,479	66,395

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at September 30, 2016 and 2015	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,428,035)	(1,390,516)
Total stockholders’ deficit	(103,057)	(65,538)

Total Liabilities and Stockholders’ Deficit	$422	$857

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Statements of Operations

	For the year	For the year
	ended	ended
	September 30, 2016	September 30, 2015

Revenues:
Website development services	$-	$5,430
Consulting fees – related party	40,800	40,000
Total Revenues	40,800	45,430

Operating Expenses:
Internet & hosting services	-	1,433
Programming & development	1,166	8,863
Advertising & marketing	-	25
Office & administrative	15,817	9,899
Domain names	18	1,389
Professional fees	72,965	36,889
Salaries	2,000	36,000
Rent	3,180	-
Total Operating Expenses	95,146	94,498

Loss From Operations	(54,346)	(49,062)

Other (Income) Expense
Interest income	(125)	-
Other income	(20,000)	-
Interest expense	3,298	1,390
Total Other (Income) Expense	(16,827)	1,390

Net loss	$(37,519)	$(50,458)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,900,304

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Statement of Changes in Stockholders’ Deficit

For the Years ended September 30, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2014	26,822,007	$26,822	1,185,356	$(1,340,058)	$(127,880)

Common stock issued in settlement of deferred salaries	100,000	100	112,700	-	112,800
Net loss	-	-	-	(50,458)	(50,548)

Balance at September 30, 2015	26,922,007	26,922	1,298,056	(1,390,516)	(65,538)

Net loss	-	-	-	(37,519)	(37,519)

Balance at September 30, 2016	26,922,007	$26,922	$1,298,056	$(1,428,035)	$(103,057)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC. AND SUBSIDIARY

Statements of Cash Flows

	For the year	For the year
	ended	ended
	September 30, 2016	September 30, 2015
Cash flows used in Operating Activities:
Net loss	$(37,519)	$(50,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization deferred income	(20,000)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	6,235	(13,917)
Increase (decrease) in accrued interest payable	959	-
Net cash used in operating activities	(50,325)	(64,375)

Cash flows provided by Financing Activities: Proceeds from non-refundable fee for Letter of Intent	20,000	-
Proceeds from issuance of notes payable-related parties	29,890	63,900
Net cash provided by financing activities	49,890	63,900

Decrease in cash during the year	(435)	(475)

Cash, beginning of year	857	1,332

Cash, end of year	$422	$857

SCHEDULE OF SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of deferred compensation with issuance of common stock	$-	$112,800

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2016 and 2015

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. and Subsidiary (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In August, 2013 the Company changed its name to Wall Street Media Co, Inc.

Wall Street Media is situated within the consulting services sector, and looks to expand its services to companies of the utmost quality. Wall Street Media chooses to implement its efforts within the consulting sector because of the need for quality evaluation of the growing start-up marketplace. The Company now has the means to detect and attain the best companies with the most beneficial services to be provided.

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

Advertising

The Company may conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $0 in 2016 and $25 in 2015.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2016, tax years 2016, 2015, 2014, 2013, 2012, and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2016 and 2015.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2016 and 2015, the Company reported net losses of $37,519 and $50,458, respectively, and used cash for operating activities of $50,325 and $64,375 in 2016 and 2015, respectively. In addition, the Company has a working capital deficit of $102,098 at September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$40,800, and $40,000, or 100 % and 88%, of the Company’s revenue during the years ended September 30, 2016 and 2015, respectively, was derived from related parties where the customers were commonly controlled by our former officers and current majority shareholder.

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016 Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 payable on demand at an interest rate of 4% annually.

Jeffrey A. Lubchansky who is currently acting CEO, CFO & President received $27,500 during the year ended September 30, 2016. His compensation is $2,500 per month plus out-of-pocket expenses. A 1099 was issued to Mr. Lubchansky.

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

Note 5 – Notes Payable- related parties

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016 Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below.

During the year ended September 30, 2015, a stockholder and former officer advanced $3,800 to the Company for working capital purposes. The advance was assigned to Landmark-Pegasus (a related party) by the stockholder and former officer in payment of an amount due to Landmark-Pegasus (a related party).

Note 6 – Income Taxes

There was no income tax expense in fiscal 2016 and 2015 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2016 and 2015 computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2016	2015
Tax benefit at the United States statutory rate	$(12,756)	$(23,690)
State income tax, net of federal benefit	(1,486)	(4,055)
Change in valuation allowance	14,242	27,745

Income tax expense (benefits)	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2016	2015
Net operating loss carryforward	$251,958	$237,715
Accrued salary	-	-
Valuation allowance	(251,958)	(237,715)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2016 the Company has net operating losses (NOL) of approximately $664,000 that will expire from 2034 to 2035. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2016 and 2015 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2016 and 2015. The valuation allowance as of September 30, 2016 was $ (251,958) . The net change in the valuation allowance during the year ended September 30, 2016 was an approximate increase of $ (109,291)

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016 and 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentrations

During the years ended September 30, 2016 and 2015, 100% and 88% respectively, of the Company’s revenue was from related parties.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

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

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jeffrey A. Lubchansky		Chairman of the Board, Director, President, Chief Executive Officer, Principal Financial Officer, Principal Executive Officer

Directors

Jeffrey A. Lubchansky

Chairman of the Board, Director, President, Chief Executive Officer, Principal Financial Officer, Principal Executive Officer

Jeffrey A. Lubchansky was appointed as the Company’s sole officer and director, serving as the Company’s interim Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015.

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

As reported on our Form 8-K filed on October 21, 2015, on that date, Jerrold D. Burden, our former sole director, Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer resigned from all such position.

Corporate Governance:

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Wall Street Media Co., Inc., Attn: Chief Financial Officer, 2001 Palm Beach Lakes Blvd – Suite 502-E, West Palm Beach, FL 33409.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation
Jerrold D. Burden Chairman of the Board, CEO CFO, Secretary, Treasurer	2016	$0	0		0	0	0	0	$0
	2015	$36,000	0		0	0	0	0	$36,000

Jeffrey A. Lubchansky Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015 (1)	2016	$27,500	0	0	0	0	0	0	$27,500

(1)	Mr. Jeffrey A. Lubchansky was appointed as the Company’s sole officer and director, serving as the Company’s interim Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2016.

Compensation of Directors. We currently have one employee director. No compensation was paid to our prior non-employee director in the period ended September 30, 2016 and 2015. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

John Moroney (owned jointly with Mr. Moroney’s wife)	P.O.Box 1095 1095 Military Trail Jupiter, FL 33468	16,094,466	60%
Nathan Fink	470 New Milford Ave Oradell, NJ 07640	4,000,000	15%
Jerrold D. Burden		1,131,260	4.2%
Jeffrey A. Lubchansky		2,900	0.01%
All Directors and Officers and Beneficial Owners as a Group (1 person)		2,900	0.01%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on October 4, 2016 (26,922,007).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

0 % and 1.7% of the Company’s revenues during fiscal 2016 and 2015, respectively, for website development services was almost entirely derived from a related party where our former chairman is also the president.

100% of the current period income was from Landmark Pegasus (a related party).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of D. Brooks and Associates CPAs, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by D. Brooks and Associates, CPAs, P.A. in 2016 and 2015 were approved by the Board of Directors. The following table shows the fees for the year ended September 30, 2016 and 2015:

	2016	2015
Audit Fees (1)	$12,000	$12,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

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

Wall Street Media Co, Inc.

Date: December 12, 2016	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
CEO (Principal Executive Officer), President

