Form 10-Q
period 2016-12-31
Wall Street Media Co, Inc.
filed 2017-02-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

COMMISSION FILE NUMBER 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

110 Front Street

Suite 300

Jupiter, FL 33477

(561)708-6095

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2017
Common stock, $0.001 par value	26,922,007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$21,540	$422
Total current assets	21,540	422

Total Assets	$21,540	$422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$19,091	$8,730
Accrued interest payable	1,917	959
Notes payable-related parties	93,790	93,790
Total current liabilities	114,798	103,479

Total Liabilities	114,798	103,479

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at December 31, 2016 and September 30, 2016	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,418,236)	(1,428,035)
Total stockholders’ deficit	(93,258)	(103,057)

Total Liabilities and Stockholders’ Deficit	$21,540	$422

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2016	December 31, 2015

Revenues:
Website development services (Includes related party revenue of $22,000 and $20,200, respectively)	$22,000	$20,200
Total Revenues	22,000	20,200

Operating Expenses:
Internet and hosting services	-	619
Programming and development	-	546
Domain names	-	19
Office and administrative	3,768	3,504
Professional fees	27,474	25,601
Salaries	-	2,000
Total Operating Expenses	31,242	32,289

Loss From Operations	(9,242)	(12,089)

Other Income/(Expense):
Other Income	20,000	-
Interest income	-	191
Interest expense	(959)	(600)
Total Other Income (Expense)	19,041	(409)

Net income (loss)	9,799	(12,498)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIC CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2016	December 31, 2015
Cash flows from Operating Activities:
Net income (loss)	$9,799	$(12,498)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	11,319	13,147
Net cash provided by operating activities	21,118	649

Increase in cash during the period	21,118	649

Cash, beginning of the period	422	857

Cash, end of the period	$21,540	$1,506

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Financial Statements

December 31, 2016

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2016, and the financial position as of December 31, 2016, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto included in our Report on Form 10-K as filed with the Securities and Exchange Commission on December 12, 2016. The December 31, 2016 balance sheet is derived from those financial statements.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of December 31, 2016.

Recent Accounting Pronouncements

The Company does not believe there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the quarters ended December 31, 2016 and 2015, the Company reported net income of $ 9,799 and a net loss of $12,498, respectively, and provided cash for operating activities of $21,118 and $649 in 2016 and 2015, respectively. In addition, the Company has a working capital deficit of $93,258 at December 31, 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$22,000, or 100%, of the Company’s revenue during the quarter ended December 31, 2016 was derived from related parties. In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016 Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below. Current balance of loan is $93,790.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentrations

During the first quarter of the 2017 fiscal year, 100% of the Company’s revenue was from related parties.

Note 6 – Notes Payable- related parties

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016 Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below. Current balance of loan is $93,790

During the year ended September 30, 2015, a stockholder and former officer advanced $3,800 to the Company for working capital purposes. The advance was assigned to Landmark-Pegasus (a related party) by the stockholder and former officer in payment of an amount due to Landmark-Pegasus (a related party).

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

OVERVIEW

Wall Street Media Co, Inc. (F/K/A Bright Mountain Holdings, Inc.) (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012 the Company changed its name to Bright Mountain Holdings, Inc., and in August 2013 changed its name to Wall Street Media Co, Inc., and does business under that name.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015

Revenue: The Company’s revenues increased approximately 9% from $20,200 during the three months ended December 31, 2015 as compared to $22,000 for the three months ended December 31, 2016 due to an increase in services provided for consulting to a related party.

Operating Expenses: The Company’s operating expenses decreased approximately 6% from $32,289 during the three months ended December 31, 2015 to $31,242 for the three months ended December 31, 2016 primarily due to a decrease in programming and development fees and salary expense.

7

Net loss from operations: The Company’s net loss from operations decreased approximately 90% from $12,089 during the three months ended December 31, 2015 to net loss of $9,242 for the three months ended December 31, 2016. The primary reason for this was due to an increase in consulting services provided for a related party.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21,118 for the three months ended December 31, 2016 as compared to $649 of net cash provided by operating activities for the three months ended December 31, 2015. The increase was primarily due to the decrease in programming and development fees and salary expense for the period.

As of December 31, 2016, the Company had approximately $22,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2016. In addition, the Company has a working capital deficit with minimal revenues as of December 31, 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended December 31, 2016 and 2015 were generated by affiliates of the Company’s principal shareholder. In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016 Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below. Current balance of loan is $93,790.

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

8

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the president concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters

Changes in Internal Control Over Financial Reporting: There was no change in the registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: February 13, 2017	By:	/s/
CEO (Principal Executive Officer), President

11