Form 10-Q
period 2017-03-31
Wall Street Media Co, Inc.
filed 2017-05-11
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Copies to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561)514-0936

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common stock, $0.001 par value	26,922,007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$1,166	$422
Total Current Assets	1,166	422

Deposit	578	0

Total Assets	$1,744	$422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$8,730
Accrued interest payable	2,855	959
Notes payable-related parties	93,790	93,790
Total Current Liabilities	96,645	103,479

Total Liabilities	96,645	103,479

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at March 31, 2017 and September 30, 2016	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,419,879)	(1,428,035)
Total Stockholders’ Deficit	(94,901)	(103,057)

Total Liabilities and Stockholders’ Deficit	$1,744	$422

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016

Revenues:
Contracted services-related party	$17,000	$5,000	$39,000	$25,200
Total Revenues	17,000	5,000	39,000	25,200

Operating Expenses:
Internet and hosting services	550	-	550	620
Programming and development	-	-	-	546
Domain names	-	-	-	18
Office and administrative	2,457	1,806	5,525	5,245
Professional fees	14,699	28,209	42,873	53,809
Salaries	-	-	-	2,000
Total Operating Expenses	17,706	30,015	48,948	62,238

Loss From Operations	(706)	(25,015)	(9,948)	(37,038)

Other Income (Expense)
Other income	-	6,667	20,000	6,667
Interest income	-	-	-	125
Interest expense	(938)	(794)	(1,896)	(1,394)
Total Other Income (Expense), net	(938)	5,873	18,104	5,398

Net income (loss)	$(1,644)	$(19,142)	8,156	$(31,640)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007	26,922,007	26,922,007

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
Cash flows from Operating Activities:
Net income (loss)	$8,156	$(31,640)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Amortization of deferred income	-	(6,667)
Changes in operating assets and liabilities:
Increase in deposit	(578)	-
Increase in accrued interest payable	1,896	-
Increase (decrease) in accounts payable and accrued expenses	(8,730)	1,489
Net cash provided by (used in) operating activities	744	(36,818)

Cash flows from Financing Activities:
Proceeds from non-refundable fee for Letter of Intent	-	20,000
Proceeds from notes payable	-	32,900
Net cash provided by financing activities	-	52,900

Increase in cash during the period	744	16,082

Cash, beginning of the period	422	857

Cash, end of the period	$1,166	$16,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$8,730	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Financial Statements

March 31, 2017

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company” or “Wall Street Media”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. and in November 2012, it changed its name to Bright Mountain Holdings, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc.

Wall Street Media is situated within the consulting services sector, and looks to expand its services to companies of the utmost quality. Wall Street Media chooses to implement its efforts within the consulting sector because of the need for quality evaluation of the growing start-up marketplace. The Company believes that it now has the means to detect and attain the best companies with the most beneficial services to be provided.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the six months ended March 31, 2017, and the financial position as of March 31, 2017, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto included in our Report on Form 10-K as filed with the SEC on December 12, 2016. The March 31, 2017 balance sheet is derived from those financial statements.

Use of Estimates

The financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”).  These accounting principles require the Company to make certain estimates, judgments and assumptions.  The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Significant estimates include the valuation allowance on deferred tax assets.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of March 31, 2017.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its Condensed financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the quarters ended March 31, 2017 and 2016, the Company reported net losses of $1,644 and $19,142, respectively, and provided cash from operating activities of $744 and cash used in operating activities of $36,818 in 2017 and 2016, respectively. In addition, the Company has a working capital deficit of $95,479 at March 31, 2017. Lastly, 100% of the Company's revenue is generated from a related party. The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.  In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$39,000, or 100%, of the Company’s revenue during the six months ended March 31, 2017 was derived from related parties.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentrations

During the first six months of the 2017 fiscal year, 100% of the Company’s revenue was from related parties.

Note 6 – Notes Payable-Related Parties

In November 2014, January 2015, April 2015 and August 2015, the Company received $20,000, $20,000, $10,000 and $10,000, respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ended September 30, 2016, the Company received an additional $28,890, increasing the balance on the notes to $93,790 as of September 30, 2016, including the assumption of the stockholder’s note mentioned below. The aggregate loan balance as of March 31, 2017 is $93,790.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. and in November 2012, changed its name to Bright Mountain Holdings, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc., and currently does business under that name.

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

The Company provides consulting services to various businesses. Services provided are Management Advisory Services. 100% of these services were provided to a related party.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenue: The Company’s revenues increased approximately 240% to $17,000 during the three months ended March 31, 2017 as compared to $5,000 for the three months ended March 31, 2016 due to an increase in consulting services provided to related parties.

Operating Expenses: The Company’s operating expenses decreased approximately 41% to $17,706 during the three months ended March 31, 2017 compared to $30,015 for the three months ended March 31, 2016 primarily due to a decrease in professional fees.

Net Loss from Operations: The Company’s net loss from operations decreased approximately 97% to $706 for the three months ended March 31, 2017, from a net loss from operations of $25,015 for the three months ended March 31, 2016. The primary reason for this was due to an increase in consulting services provided to related parties.

FOR THE SIX MONTHS ENDED MARCH 31, 2017 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2016

Revenue: The Company’s revenues increased approximately 55% to $39,000 for the six months ended March 31, 2017, as compared to $25,200 for the six months ended March 31, 2016 due to an increase in consulting services provided to related parties.

Operating Expenses: The Company’s operating expenses decreased approximately 21% to $48,948 during the six months ended March 31, 2017 compared to $62,238 for the six months ended March 31, 2016 primarily due to a decrease in professional fees.

Net Loss from Operations: The Company’s net loss from operations decreased approximately 73% to $9,948 during the six months ended March 31, 2017 from $37,038 for the six months ended March 31, 2016. This was due a decrease in professional fees and an increase in consulting services provided to related parties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $744 for the six months ended March 31, 2017 as compared to $36,818 of net cash used in operating activities for the six months ended March 31, 2016. The increase was primarily due to the increase in consulting service income and a decrease in salaries expense.

As of March 31, 2017, the Company had approximately $1,100 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended September 30, 2016. In addition, the Company has a working capital deficit with minimal revenues as of March 31, 2017. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

RELATED PERSON TRANSACTIONS

100% of the Company's revenues for the quarters ended March 31, 2017 and 2016 were generated by affiliates of the Company's principal shareholder.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s president (who serves as the Company’s principal executive officer and principal financial officer) concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: May 10, 2017	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
Chief Executive Officer and President (principal executive officer, principal financial officer and principal accounting officer)

