Form 10-Q
period 2017-06-30
Wall Street Media Co, Inc.
filed 2017-08-10
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

COMMISSION FILE NUMBER 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

110 Front Street

Suite 300

Jupiter, FL 33477

(Address of principal executive offices, including zip code)

(561)708-6095

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule- 12b-2 of the Exchange Act. -(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Do not check if a smaller reporting company
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Common stock, $0.001 par value	26,922,007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$976	$422
Total current assets	976	422

Deposit	578	0

Total Assets	$1,554	$422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$8,730
Accrued interest payable	3,806	959
Notes payable-related party	99,790	93,790
Total current liabilities	103,596	103,479

Total Liabilities	103,596	103,479

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at June 30, 2017 and September 30, 2016	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,427,020)	(1,428,035)
Total stockholders’ deficit	(102,042)	(103,057)

Total Liabilities and Stockholders’ Deficit	$1,554	$422

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Contracted services-related party	$9,000	$2,500	$48,000	$27,700
Total Revenues	9,000	2,500	48,000	27,700

Operating Expenses:
Internet and hosting services	-	-	550	-
Programming and development	-	-	-	1,166
Domain names	-	-	-	18
Office and administrative	2,069	2,264	7,594	7,510
Professional fees	13,121	18,684	55,994	72,493
Salaries	-	-	-	2,000
Total Operating Expenses	15,190	20,948	64,138	83,187

Loss From Operations	(6,190)	(18,448)	(16,138)	(55,487)

Other Income (Expense)
Other income	-	13,333	20,000	20,000
Interest income	-	-	-	125
Interest expense	(951)	(946)	(2,847)	(2,340)
Total Other (Expense) Income, net	(951)	12,387	18,104	17,785

Net (loss) income	$(7,141)	$(6,061)	$1,015	$(37,702)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007	26,922,007	26,922,007

The accompanying notes are an integral part of these condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2017	June 30, 2016
Cash flows from Operating Activities:
Net income (loss)	$1,015	$(37,702)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Amortization of deferred income	-	(20,000)
Changes in operating assets and liabilities:
Increase in deposit	(578)	-
Increase in accrued interest payable	2,847	-
(Decrease) increase in accounts payable and accrued expenses	(8,730)	8,853
Net cash used in operating activities	(5,446)	(48,849)

Cash flows from Financing Activities:
Proceeds from non-refundable fee for letter of intent	-	20,000
Proceeds from notes payable	6,000	29,890
Net cash provided by financing activities	6,000	49,890

Increase in cash during the period	554	1,041

Cash, beginning of the period	422	857

Cash, end of the period	$976	$1,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$8,730	$-
Taxes paid in cash	-	-

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2017

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company” or "Wall Street Media") was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In August, 2013 the Company changed its name to Wall Street Media Co, Inc.

The Company has significant experience in providing consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus, Inc., a related party ("Landmark-Pegasus"). Landmark-Pegasus is owned by John Moroney, the Company's majority shareholder. The Company was previously involved in providing services to the internet sector and maintaining a catalog of domain names.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the nine months ended June 30, 2017, and the financial position as of June 30, 2017, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto included in our Report on Form 10-K as filed with the SECon December 12, 2016. The June 30, 2017 balance sheet is derived from those financial statements.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of June 30, 2017.

Recent Accounting Pronouncements

The Company does not believe there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the quarters ended June 30, 2017 and 2016, the Company reported net losses of $7,141 and $6,061, respectively, and cash used in operating activities of $5,446 and $48,849 for the three months ended June 30, 2017 and 2016, respectively. In addition, the Company has a working capital deficit of $102,620 at June 30, 2017. Lastly, 100% of the Company's revenue is generated from a related party. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$48,000, or 100%, of the Company’s revenue during the nine months ended June 30, 2017 was derived from a related party In addition, November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000, respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ended September 30, 2016, the Company received an additional $28,890, increasing the balance of the notes to $93,790 as of September 30, 2016, including the assumption of the stockholder's note mentioned below. In May, 2017, the Company received an additional $6,000. As of June 30, 2017, the current balance of the loan is $99,790.

Note 4 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 5 – Concentrations

During the first nine months of the 2017 fiscal year, 100% of the Company’s revenue was from a related party.

Note 6 – Notes Payable-Related Party

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ended September 30, 2016 the Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below. In May 2017 the Company received an additional $6,000. As of June 30, 2017 the current balance of the loan is $99,790.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. Iin November 2012, the Company changed its name to Bright Mountain Holdings, Inc., and in August 2013 changed its name to Wall Street Media Co, Inc.

The Company has significant experience in providing consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus, Inc., a related party (“Landmark-Pegasus”). Landmark-Pegasus is owned by John Moroney, the Company’s majority shareholder. The Company was previously involved in providing services to the internet sector and maintaining a catalog of domain names.

CRITICAL ACCOUNTING POLICIES

In response to the Securities and Exchange Commission’s (the “SEC”) financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. These accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

The Company provides consulting and management services. 100% of these services were provided to a related party.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenue: The Company’s revenues increased approximately 260% to $9,000 during the three months ended June 30, 2017 as compared to $2,500 for the three months ended June 30, 2016 due to an increase in consulting services provided to a related party.

Operating Expenses: The Company’s operating expenses decreased approximately 27% to $15,190 during the three months ended June 30, 2017 compared to $20,948 for the three months ended June 30, 2016 primarily due to a decrease in professional fees.

Net loss from operations: The Company’s net loss from operations decreased approximately 97% to $6,190 during the three months ended June 30, 2017 from a net loss from operations of $18,448 for the three months ended June 30, 2016. The primary reason for this was due to an increase in consulting services provided to a related party.

FOR THE NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2016

Revenue: The Company’s revenues increased approximately 73% to $48,000 during the nine months ended June 30, 2017 as compared to $27,700 for the nine months ended June 30, 2016 due to an increase in consulting services provided to a related party.

Operating Expenses: The Company’s operating expenses decreased approximately 23% to $64,138 during the nine months ended June 30, 2017 as compared to $83,187 for the nine months ended June 30, 2016 primarily due to a decrease in professional fees.

Net loss from operations: The Company’s net loss from operations decreased approximately 71% to $16,138 during the nine months ended June 30, 2017 from $55,487 for the nine months ended June 30, 2016. This was due a decrease in professional fees and an increase in consulting services provided to a related party.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5,446 for the nine months ended June 30, 2017 as compared to $48,849 for the nine months ended June 30, 2016. The increase was primarily due to the increase in consulting service income and a decrease in professional fees expense.

As of June 30, 2017, the Company had approximately $1,000 in cash. The Company has incurred losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2016. In addition, the Company has a working capital deficit with minimal revenues as of June 30, 2017. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended June 30, 2017 and 2016 were generated by affiliates of the Company’s principal shareholder.

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ended September 30, 2016 the Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below. In May 2017 the Company received an additional $6,000. As of June 30, 2017 the current balance of the loan is $99,790

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements..

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: August 10, 2017	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

