Form 10-K
period 2017-09-30
Wall Street Media Co, Inc.
filed 2017-12-29
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-163439

WALL STREET MEDIA CO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Front Street, Suite 300 Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

(877) 222-0205

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Emerging growth company [ ]

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2017, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $2,047,392 based on the last reported sale price of our common stock on the OTCQB, which was $0.30 per share on March 31, 2017.

As of December 27, 2017, there were 26,922,006 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company has significant experience in providing consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus Corp., a related party. Landmark-Pegasus is owned by John Moroney the majority shareholder of Wall Street Media Co. Inc. The Company was previously involved in providing services to the internet sector and maintaining a catalog of domain names.

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

The prominent goal motivating Wall Street Media is to discover the hidden assets and potential of the companies our clients have engaged us to evaluate. Wall Street Media scans the market for companies that may be of interest to our clients and utilize the most current techniques to evaluate and advise our clients. The ultimate goal of Wall Street Media is to build relationships with companies throughout various industries who have something unique to offer to our current and future clients. Through Wall Street Media and the affiliation with Landmark-Pegasus (a related party) an industry leader in consulting, the Company has the potential to explore other fields of the sector beyond the boundaries of the usual conforming standards of the industry.

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

Related Parties

The Company has entered into related party transactions to do a limited amount of business with Wall-Street.com LLC, a previously related entity for the purpose of maintaining Company’s website.

The Company is currently providing financial consulting services to Landmark-Pegasus Inc. a related party. Landmark-Pegasus is owned by John Moroney, the majority shareholder of Wall Street Media Co, Inc.

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

Risks Relating to the Early Stage of our Company

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture and 85% of revenues are from a related party.

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

We had an accumulated deficit of $1,423,801 as of September 30, 2017 and we expect to continue to incur significant developmental expenses in the foreseeable future related to our transition to, and development of, our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during Fiscal Year Ending 2018 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Currently, our shares are traded on the OTCQB under the symbol of WSCO.

A low market price would severely limit the potential market for our common stock.

Our common stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclos@ure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, John Moroney (owned jointly with his wife), beneficially owns 60% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

The Company leases on a month to month basis office space at 110 Front Street – Suite 300, Jupiter, FL 33477. Monthly rent is $310.

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

As of September 30, 2017, the Company had 26,922,006 shares of common stock issued, par value $0.001, held by approximately 81 shareholders of record.

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

Consulting Services

Over the past fiscal year, the Company’s operations have transitioned from website development services to consulting services. We have ceased pursing website development as a business,

In the past year and in the upcoming year we plan to focus on our consulting services, which we provide to various businesses, currently concentrated in the medical industry. These consulting services consist of general business advice as well as website and related internet development of the companies and their related brands and online presence, including social media platform development, content and content management.

During the course of 2017, our Acting President contacted and developed relationships in the medical business for the purpose of providing consulting services to these companies. One hundred percent of the revenues were derived from Landmark-Pegasus (a related party).

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2017 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2016

Revenue: The Company’s revenues increased approximately 65% from $40,800 during the year ended September 30, 2016 to $67,500 for the year ended September 30, 2017 due to an increase in consulting services.

Operating Expenses: The Company’s operating expenses decreased approximately 17% from $95,146 during the year ended September 30, 2016 to $79,380 for the year ended September 30, 2017. The primary reason for this was due to a decrease in professional fees.

Interest Expense: The Company’s interest expense increased approximately 18% from $3,298 during the year ended September 30, 2016 as compared to $3,884 for the year ended September 30, 2017 due to the issuances of notes payable during the year.

The Company’s net loss from operations decreased approximately 78% from $54,346 for the year ended September 30, 2016 as compared to $11,880 for the year ended September 30, 2017. The primary reason for this was due to the increase in revenue. Approximately 85% of the revenues were derived from Landmark-Pegasus (a related party).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,362 for the year ended September 30, 2017 as compared to $50,325 for the year ended September 30, 2016.

Net cash provided by financing activities was $11,500 for the year ended September 30, 2017 as compared to $49,890 for the year ended September 30, 2016, primarily due to issuances of notes payable.

As of October 24, 2017, the Company had approximately $4,500 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wall Street Media Co., Inc.

We have audited the accompanying balance sheets of Wall Street Media Co., Inc. as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Wall Street Media Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Media Co., Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, under Going Concern, the Company has suffered recurring losses and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

December 21, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

WALL STREET MEDIA CO, INC.

Balance Sheets

	September 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash	$4,560	$422
Accounts receivable	10,000	-
Total Current Assets	14,560	422

Deposits	578	-
Total Assets	$15,138	$422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,827	$8,730
Accrued interest payable	4,844	959
Notes payable -related parties	105,290	93,790
Total current liabilities	113,961	103,479

Total Liabilities	113,961	103,479

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at September 30, 2017 and 2016	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,423,801)	(1,428,035)
Total stockholders’ deficit	(98,823)	(103,057)

Total Liabilities and Stockholders’ Deficit	$15,138	$422

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Operations

	For the year	For the year
	ended	ended
	September 30, 2017	September 30, 2016
Revenues:
Consulting fees – related party	$57,500	$40,800
Consulting fees- other	10,000	-
Total Revenues	67,500	40,800

Operating Expenses:
Programming and development	550	1,166
Office and administrative	15,456	15,817
Domain names	-	18
Professional fees	58,889	72,965
Salaries	-	2,000
Rent	4,485	3,180
Total Operating Expenses	79,380	95,146

Loss From Operations	(11,880)	(54,346)

Other (Income) Expense
Interest income	-	(125)
Other income	(20,000)	(20,000)
Interest expense	3,884	3,298
Total Other (Income) Expense	(16,116)	(16,827)

Net income (loss)	$4,234	$(37,519)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statement of Changes in Stockholders’ Deficit

For the Years ended September 30, 2017 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit
Balance at September 30, 2015	26,822,007	$26,922	1,298,056	$(1,390,516)	$(65,538)

Net loss	-	-	-	(37,519)	(37,519)

Balance at September 30, 2016	26,922,007	26,922	1,298,056	(1,428,035)	(103,057)

Net income	-	-	-	4,234	4,234

Balance at September 30, 2017	26,922,007	$26,922	$1,298,056	$(1,423,801)	$(98,823)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Cash Flows

	For the year	For the year
	ended	ended
	September 30, 2017	September 30, 2016
Cash flows used in Operating Activities:
Net income (loss)	$4,234	$(37,519)
Adj Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income	-	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	-
Deposits	(578)	-
Accrued expenses	(4,903)	6,235
Accrued interest payable	3,885	959
Net cash used in operating activities	(7,362)	(50,325)

Cash flows provided by Financing Activities:
Proceeds from non-refundable fee for letter of intent	-	20,000
Proceeds from issuance of notes payable-related parties	11,500	29,890
Net cash provided by financing activities	11,500	49,890

Increase (decrease) in cash during the year	4,138	(435)

Cash, beginning of year	422	857

Cash, end of year	$4,560	$422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$

Taxes paid in cash	$	$

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2017 and 2016

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

Advertising

The Company may conduct advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $0 in 2017 and $0 in 2016.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2017, tax years 2017, 2016, 2015, 2014, 2013, and 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2017 and 2016.

Recent Accounting Pronouncements

The Company does not believe these are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2017 and 2016, the Company reported net income of $ 4,234 and a net loss of $37,519, respectively, and used cash for operating activities of $7,362 and $50,325 in 2017 and 2016, respectively. In addition, the Company has a working capital deficit of $99,401 at September 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$57,500, and $40,800, or 85 % and 100%, of the Company’s revenue during the years ended September 30, 2017 and 2016, respectively, was derived from related parties where the customers were commonly controlled by our former officers and current majority shareholder.

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016, the Company received an additional $28,890 payable on demand at an interest rate of 4% annually. During the fiscal year ending September 30, 2017, the Company received an additional $11,500, increasing the balance on the notes to $105,290 as of September 30, 2017 payable on demand at an interest rate of 4% annually.

Jeffrey A. Lubchansky who is currently acting CEO, CFO & President received $30,000 during the year ended September 30, 2017. His compensation is $2,500 per month plus out-of-pocket expenses.

Note 4 – Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding.

Note 5 – Notes Payable- related parties

In November 2014, January 2015, April 2015 and August 2015 the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal year ending September 30, 2016 Company received an additional $28,890 increasing the balance on the notes to $93,790 as of September 30, 2016 including the assumption of the stockholder’s note mentioned below. During the fiscal year ending September 30, 2017, the Company received an additional $11,500, increasing the balance on the notes to $105,290 as of September 30, 2017 payable on demand at an interest rate of 4% annually.

Note 6 – Income Taxes

There was no income tax expense in fiscal 2017 and 2016 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2017 and 2016 computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	2017	2016
Tax benefit at the United States statutory rate	$1,440	$(12,756)
State income tax, net of federal benefit	168	(1,486)

Change in valuation allowance	(1,608)	14,242
Income tax expense (benefits)
	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2017	2016
Net operating loss carryforward	$250,350	$251,958
Valuation allowance	(250,350)	(251,958)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2017 the Company has net operating losses (NOL) of approximately $660,000 that will expire from 2035 to 2036. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2017 and 2016 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2017 and 2016.

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017 and 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentrations

During the years ended September 30, 2017 and 2016, 85% and 100%, respectively, of the Company’s revenue was from related parties.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

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

As reported on our Form 8-K filed on October 22, 2015, on October 21, 2015, Jerrold D. Burden, our former sole director, Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer resigned from all such position.

Corporate Governance:

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Wall Street Media Co., Inc., Attn: Chief Financial Officer, 110 Front Street – Suite 300, Jupiter, FL 33477.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer, Chief Financial Officer during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jeffrey A. Lubchansky Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015 (1)	2016	$27,500	0	0	0	0	0	0	$27,500
Jeffrey A. Lubchansky Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015 (1)	2017	$30,000	0	0	0	0	0	0	$30,000

(1)	Mr. Jeffrey A. Lubchansky was appointed as the Company’s sole officer and director, serving as the Company’s interim Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer on October 21, 2015.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2017.

Compensation of Directors. We currently have one employee director. No compensation was paid to our prior non-employee director in the period ended September 30, 2017 and 2016. We intend to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

The following table sets forth, as of September 30, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on October 4, 2017 (26,922,006).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

0 % and 0% of the Company’s revenues during fiscal 2017 and 2016, respectively, for consulting services was almost entirely derived from a related party where our chairman is also the president.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.

The Board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of D. Brooks and Associates CPAs, P.A. as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by D. Brooks and Associates, CPAs, P.A. in 2017 and 2016 were approved by the Board of Directors. The following table shows the fees for the year ended September 30, 2017 and 2016:

	2017	2016
Audit Fees (1)	$12,000	$12,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

(1) Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. No fees of this sort were billed by D. Brooks and Associates, CPAs, P.A., our principal accountant during 2017 or 2016.

(3) Tax fees – no fees of this sort were billed by D. Brooks and Associates, CPAs, P.A., our principal accountant during 2017 or 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: December 29, 2017
/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
CEO (Principal Executive Officer), President, Principal Financial Officer, sole member of the Board of Directors

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Type
31.1	Certification of Principal Executive Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

