Form 10-Q
period 2017-12-31
Wall Street Media Co, Inc.
filed 2018-02-08
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017

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

(877)222-0205

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule- 12b-2 of the Exchange Act. -(Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2018
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	December 31, 2017	September 30, 2017
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$11,832	$4,560
Accounts receivable	-	10,000
Total current assets	11,832	14,560

Deposit	578	578

Total Assets	$12,410	$15,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$20,380	$3,827
Accrued interest payable	5,929	4,844
Notes payable-related party	113,290	105,290
Total current liabilities	139,599	113,961

Total Liabilities	139,599	113,961

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at December 31, 2017 and September 30, 2017	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,452,167)	(1,423,801)
Total stockholders’ deficit	(127,189)	(98,823)

Total Liabilities and Stockholders’ Deficit	$12,410	$15,138

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2017	December 31, 2016

Revenues:
Consulting fees-related party	$2,500	$22,000
Total Revenues	2,500	22,000

Operating Expenses:
Office and administrative	1,226	3,768
Professional fees	28,555	27,474
Total Operating Expenses	29,781	31,242

Loss From Operations	(27,281)	(9,242)
Other Income/ (Expense)
Other income	-	20,000
Interest expense	(1,085)	(959)
Total Other Income/ (Expense)	(1,085)	19,041
Net income(loss)	(28,366)	9,799
Net loss per share - basic and diluted	$(0.00)	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007

The accompanying notes are an integral part of these condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016
Cash flows from Operating Activities:
Net income (loss)	$(28,366)	$9,799
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,000	-
Increase in accrued interest payable	1,085	-
Increase in accounts payable and accrued expenses	16,553	11,319
Net cash used in (provided by) operating activities	(728)	21,118

Cash flows from Financing Activities:
Proceeds from notes payable	8,000	-
Net cash provided by financing activities	8,000	-

Increase in cash during the period	7,272	21,118

Cash, beginning of the period	4,560	422

Cash, end of the period	$11,832	$21,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

December 31, 2017

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2017, and the financial position as of December 31, 2017, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2017 included in our Report on Form 10-K as filed with the SEC on December 29, 2017. The September 30, 2017 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2017 or December 31, 2017.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2017 or 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on its financial statements, and expect an increase in Assets and Liabilities associated with the recognition of right-of-use leases.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. The Company does not expect that the adoption of ASU 2016-08 will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company sustained a net loss of approximately $28,400 for the three month period ended December 31, 2017 and has working capital and stockholder deficits of approximately $127,800 and $127,200 at December 31, 2017. Lastly, 100% of the Company’s revenue is generated from a related party. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the three months ended December 31, 2017, $2,500 of the Company’s revenue was derived from a related party In addition, the Company received $8,000 from the issuance of a 4% demand note payable to a related party, bringing the total aggregate outstanding related party 4% demand notes payable amount to approximately $113,300 at December 31, 2017.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 5 – Concentrations

During the first three months of the 2018 fiscal year, 100% of the Company’s revenues were from a related party.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company” “we” “us” “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc., and in August 2013 changed its name to Wall Street Media Co, Inc.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2016

Revenue: The Company’s revenues decreased approximately 89% to $2,500 during the three months ended December 31, 2017 as compared to $22,000 for the three months ended December 31, 2016 due to a decrease in consulting services provided to a related party.

Operating Expenses: The Company’s operating expenses decreased by approximately 5% to $29,781 during the three months ended December 31, 2017 as compared to $31,242 for the three months ended December 31, 2016 primarily due to a decrease in office and administrative expenses.

Net loss from operations: The Company’s net loss from operations increased approximately 195% to $27,281 during the three months ended December 31, 2017 from a net loss from operations of $9,242 for the three months ended December 31, 2016. The primary reason for this was due to a decrease in consulting services provided to a related party.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $700 for the three months ended December 31, 2017 as compared to net cash provided by operations of approximately $21,108 for the three months ended December 31, 2016. The decrease was primarily due to the decrease in consulting service income.

As of December 31, 2017, the Company had approximately $12,000 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2017. In addition, the Company has a working capital deficit at December 31, 2017 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended December 31, 2017 and 2016 were generated by affiliates of the Company’s principal shareholder. In addition, the Company received $8,000 from the issuance of a 4% demand note payable to a related party, bringing the total aggregate outstanding related party 4% demand notes payable amount to approximately $113,300 at December 31, 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We do not expect that the adoption of ASU 2014-09 will have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our financial statements, and expect an increase in Assets and Liabilities associated with the recognition of right-of-use leases.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We do not expect that the adoption of ASU 2016-08 will have a material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: February 8, 2018	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

