Form 10-Q
period 2018-03-31
Wall Street Media Co, Inc.
filed 2018-05-11
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2018
Common stock, $0.001 par value	26,922,007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2018	September 30, 2017

ASSETS
Current Assets
Cash	$3,810	$4,560
Accounts receivable	-	10,000
Total current assets	3,810	14,560

Deposit	578	578

Total Assets	$4,388	$15,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$9,256	$3,827
Accrued interest payable	7,062	4,844
Notes payable-related party	113,290	105,290
Total current liabilities	129,608	113,961

Total Liabilities	129,608	113,961

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at March 31, 2018 and September 30, 2017	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,450,198)	(1,423,801)
Total stockholders’ deficit	(125,220)	(98,823)

Total Liabilities and Stockholders’ Deficit	$4,388	$15,138

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues:
Contracted services-related party	$21,000	$17,000	$23,500	$39,000
Total Revenues	21,000	17,000	23,500	39,000

Operating Expenses:
Internet and hosting services	550	550	550	550
Office and administrative	2,598	2,457	3,826	5,525
Professional fees	14,749	14,699	43,304	42,873
Total Operating Expenses	17,897	17,706	47,680	48,948

Profit (Loss) From Operations	3,103	(706)	(24,180)	(9,948)

Other Income(Expense)
Other income	-	-	-	20,000
Interest expense	(1,133)	(938)	(2,218)	(1,896)

Total Other Income (Expense), net	(1,133)	(938)	(2,218)	18,104

Net income (loss)	$1,970	$(1,644)	$(26,398)	$8,156

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007	26,922,007	26,922,007

The accompanying notes are an integral part of these condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017
Cash flows from Operating Activities:
Net (loss) income	$(26,398)	$8,156
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,000	-
(Increase) in deposit	-	(578)
Increase in accrued interest payable	2,218	1,896
Increase (decrease) in accounts payable and accrued expenses	5,430	(8,730)
Net cash (used in) provided by operating activities	(8,750)	744

Cash flows from Financing Activities:
Proceeds from notes payable	8,000	-
Net cash provided by financing activities	8,000	-

(Decrease) increase in cash during the period	(750)	744

Cash, beginning of the period	4,560	422

Cash, end of the period	$3,810	$1,166
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2018

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2018, and the financial position as of March 31, 2018, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2017 included in our Report on Form 10-K as filed with the SEC on December 29, 2017. The September 30, 2017 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2017 or March 31, 2018.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2018 or 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for the Company on October 1, 2018. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. Accordingly, this guidance is effective for the Company on October 1, 2018. The Company does not expect that the adoption of ASU 2016-08 will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company sustained a net loss of approximately $26,400 for the six month period ended March 31, 2018 and has working capital and stockholder deficits of approximately $125,800 and $125,200, respectively, at March 31, 2018. In addition, all of the Company’s revenue is generated from a related party. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the six months ended March 31, 2018, $23,500, or 100%, of the Company’s revenue was derived from a related party. In addition, the Company received $8,000 from the issuance of a 4% demand note payable to a related party, bringing the total aggregate outstanding related party 4% demand notes payable amount to approximately $113,300 at March 31, 2018.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 5 – Concentrations

During the first six months of the 2018 fiscal year, 100% of the Company’s revenues were from a related party.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenue: The Company’s revenues increased approximately 24% to $21,000 during the three months ended March 31, 2018 as compared to $17,000 for the three months ended March 31, 2017 due to an increase in consulting services provided to a related party.

Operating Expenses: The Company’s operating expenses increased by approximately 1% to $17,897 during the three months ended March 31, 2018 as compared to $17,706 for the three months ended March 31, 2017 primarily due to an increase in office and administrative expenses.

Net loss from operations: The Company’s net loss from operations decreased approximately 540% to a net profit from operations of $3,103 during the three months ended March 31, 2018 from a net loss from operations of $706 for the three months ended March 31, 2017. The primary reason for this was due to an increase in consulting services provided to a related party.

FOR THE SIX MONTHS ENDED MARCH 31, 2018 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2017

Revenue: The Company’s revenues decreased approximately 40% to $23,500 during the six months ended March 31, 2018 as compared to $39,000 for the six months ended March 31, 2017 due to a decrease in consulting services provided to a related party.

Operating Expenses: The Company’s operating expenses decreased by approximately 3% to $47,680 during the six months ended March 31, 2018 as compared to $48,948 for the six months ended March 31, 2017 primarily due to a decrease in office and administrative expenses.

Net loss from operations: The Company’s net loss from operations increased approximately 143% to $24,180 during the six months ended March 31, 2018 from a net loss from operations of $9,948 for the six months ended March 31, 2017. The primary reason for this was due to a decrease in consulting services provided to a related party.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $8,800 for the six months ended March 31, 2018 as compared to net cash provided by operations of approximately $700 for the six months ended March 31, 2017. The decrease was primarily due to the decrease in consulting service income.

As of March 31, 2018, the Company had approximately $4,000 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2017. In addition, the Company has a working capital deficit at March 31, 2018 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended March 31, 2018 and 2017 were generated by affiliates of the Company’s principal shareholder. In addition, the Company received $8,000 from the issuance of a 4% demand note payable to a related party, bringing the total aggregate outstanding related party 4% demand notes payable amount to approximately $113,300 at March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: May 11, 2018	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

