Form 10-Q
period 2018-06-30
Wall Street Media Co, Inc.
filed 2018-08-13
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

(561) 240-0333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common stock, $0.001 par value	26,922,007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2018	September 30, 2017

ASSETS
Current Assets
Cash	$9,640	$4,560
Accounts receivable	-	10,000
Total current assets	9,640	14,560

Deposit	578	578

Total Assets	$10,218	$15,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,847	$3,827
Accrued interest payable	8,207	4,844
Notes payable-related party	113,290	105,290
Total current liabilities	129,344	113,961

Total Liabilities	129,344	113,961

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at June 30, 2018 and September 30, 2017	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,444,104)	(1,423,801)
Total stockholders’ deficit	(119,126)	(98,823)

Total Liabilities and Stockholders’ Deficit	$10,218	$15,138

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Contracted services-related party	$1,500	$9,000	$25,000	$48,000
Contracted services	18,000	-	18,000	-
Total Revenues	19,500	9,000	43,000	48,000

Operating Expenses:
Internet and hosting services	-	-	550	550
Office and administrative	1,553	2,069	5,410	7,594
Professional fees	10,675	13,121	53,980	55,994
Total Operating Expenses	12,228	15,190	59,940	64,138

Income (Loss) From Operations	7,272	(6,190)	(16,940)	(16,138)

Other Income (Expense)
Other income	-	-	-	20,000
Interest expense	(1,145)	(951)	(3,363)	(2,847)

Total Other Income (Expense), net	(1,145)	(951)	(3,363)	17,153

Net income (loss)	$6,127	$(7,141)	$(20,303)	$1,015

Earnings (Loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007	26,922,007	26,922,007

The accompanying notes are an integral part of these condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2018	For the Nine Months Ended June 30, 2017
Cash flows from Operating Activities:
Net (loss) income	$(20,303)	$1,015
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,000	-
Increase in deposit	-	(578)
Increase in accrued interest payable	3,363	2,847
Increase (decrease) in accounts payable and accrued expenses	4,020	(8,730)
Net cash used in operating activities	(2,920)	(5,446)

Cash flows from Financing Activities:
Proceeds from notes payable	8,000	6,000
Net cash provided by financing activities	8,000	6,000

Increase in cash during the period	5,080	554

Cash, beginning of the period	4,560	422

Cash, end of the period	$9,640	$976
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$8,730

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2018

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

The Company provides consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus, Inc., a related party (“Landmark-Pegasus”) or its clients. Landmark-Pegasus is wholly owned by John Moroney, the Company’s majority shareholder. Mr. Moroney also acts as Landmark-Pegasus’ President.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the results of operations and cash flows for the three and nine months ended June 30, 2018, and the financial position as of June 30, 2018, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2017 included in our Annual Report on Form 10-K as filed with the SEC on December 29, 2017. The September 30, 2017 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2017 or June 30, 2018.

Revenue Recognition

In accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-10, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. These criteria are generally met during the period when the development or consulting services are provided or completed.

The Company provides consulting and management services. 7.7% of revenues were from Landmark Pegasus – a related party in Q3, and 58.1% were derived from Landmark Pegasus in the nine months ended June 30, 2018.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2018 or 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for the Company on October 1, 2018. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its financial position, results of operations or cash flows.

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

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company sustained a net loss of approximately $20,300 for the nine month period ended June 30, 2018 and has working capital and stockholder deficits of approximately $119,700 and $119,100, respectively, at June 30, 2018. 7.7% of revenues were from Landmark-Pegasus – a related party in the quarter ended June 30, 2018, and 58.1% were derived from Landmark in nine months ended June 30, 2018. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2018, $25,000, or 58%, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who holds approximately 60% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. In addition, the Company received $8,000 from the issuance of a 4% demand note payable to Landmark-Pegasus, bringing the total aggregate outstanding related party 4% demand notes payable amount to approximately $113,300 at June 30, 2018.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 5 – Concentrations

During the first nine months of the 2018 fiscal year, 58 % of the Company’s revenues were from Landmark-Pegasus.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company,” “we,” “us,” or “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc., and in August 2013 changed its name to Wall Street Media Co, Inc.

The Company provides consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus, Inc., a related party (“Landmark-Pegasus”). Landmark-Pegasus is wholly owned by John Moroney, the Company’s majority shareholder. Mr. Moroney also serves as Landmark-Pegasus’ President and is its sole director.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services are provided to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

The Company provides consulting and management services. 58% of these services were provided to Landmark-Pegasus, a related party.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenue: The Company’s revenues increased approximately 117% to $19,500 during the three months ended June 30, 2018 as compared to $9,000 for the three months ended June 30, 2017 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 20% to $12,228 during the three months ended June 30, 2018 as compared to $15,190 for the three months ended June 30, 2017 primarily due to a decrease in professional fees.

Income (loss) from operations: The Company’s loss from operations decreased approximately 217% to Income from operations of $7,272 during the three months ended June 30, 2018 from a loss from operations of $6,190 for the three months ended June 30, 2017. The primary reason for this was due to an increase in consulting services provided.

FOR THE NINE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2017

Revenue: The Company’s revenues decreased approximately 10% to $43,000 during the nine months ended June 30, 2018 as compared to $48,000 for the nine months ended June 30, 2017 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 7% to $59,940 during the nine months ended June 30, 2018 as compared to $64,138 for the nine months ended June 30, 2017 primarily due to a decrease in office and administrative expenses.

Loss from operations: The Company’s loss from operations increased approximately 5% to $16,940 during the nine months ended June 30, 2018 from a loss from operations of $16,138 for the nine months ended June 30, 2017. The primary reason for this was due to a decrease in consulting services provided.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,920 for the nine months ended June 30, 2018 as compared to net cash used in operating activities of $5,446 for the nine months ended June 30, 2017. The decrease was primarily due to the decrease in consulting service income.

As of June 30, 2018, the Company had $9,640 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2017. In addition, the Company has a working capital deficit at June 30, 2018 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

8% and 100% of the Company’s revenues for the quarters ended June 30, 2018 and 2017, respectively, were generated by Landmark-Pegasus, which is wholly owned by John Moroney, the Company’s majority stockholder. John Moroney also acts as Landmark-Pegasus’ President and sole director. In addition, the Company received $8,000 from the issuance of a 4% demand note payable to Landmark-Pegasus, bringing the total aggregate outstanding related party 4% demand notes payable amount to approximately $113,300 at June 30, 2018. 58% and 100% of the Company’s revenues for the nine months ended June 30, 2018 and 2017, respectively, were generated by Landmark-Pegasus.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: August 13, 2018	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

