Form 10-K
period 2018-09-30
Wall Street Media Co, Inc.
filed 2018-12-28
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

(561) 240-0333

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

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

As of March 29, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $477,725 based on the last reported sale price of our common stock on the OTCQB, which was $0.07 per share on March 29, 2018.

As of December 24, 2018,  there were 26,922,006 shares of the registrant’s common stock issued and outstanding.

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

When used in this annual report on Form 10-K, the terms “Wall Street Media”, “Company”, “we,” “our,” and “us” refers to Wall Street Media Co, Inc.

PART I

ITEM 1. BUSINESS

Company Overview

Wall Street Media was formed in January 2009 under the original name of My Catalogs Online, Inc. as an internet-based technology company, headquartered in New York and Florida. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc. and in August 2013, the Company again changed its name to Wall Street Media Co, Inc.

The Company provides business and financial consulting services to companies seeking to merge with, acquire or otherwise transact with third party entities. Currently, the Company provides these services solely to Landmark-Pegasus Corp. (“Landmark-Pegasus”), a related party, and to a client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns 16,094,466 shares, or approximately 59.8%, of the Company’s outstanding common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is its sole director. Our clients engage us to evaluate the assets, liabilities and potential of companies that have been identified by our clients. We hope to provide such services to additional non-related party entities in the future.

Marketing Strategy

The Company plans to increase its current client base by exploiting its relationship with Landmark-Pegasus, a related party.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this annual report on Form 10-K, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

Risks Relating to the Early Stage of our Company

We are at a very early operational stage, our success is subject to the substantial risks inherent in the establishment of a new business venture, and 100% of revenues are from a related party.

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

For the fiscal years ended September 30, 2018 and 2017, $30,000 and $57,500, or 54% and 85%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have a very limited operating history and our business plan is unproven and may not be successful.

To date, we have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. In addition, we currently provide all of our consulting services to Landmark-Pegasus, a related party. For the fiscal years ended September 30, 2018 and 2017, $30,000 and $57,500, or 54% and 85%, respectively, of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,443,075 as of September 30, 2018 and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a national securities exchange, such as the New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in substantial dilution to the current owners of our common stock.

We expect to pursue additional capital during the fiscal year ending September 30, 2019 , but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Any future growth by us, or an increase in the number of our strategic relationships will create a strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our Company.

Risks Relating to Our Business

We will need to achieve commercial acceptance of our consulting services to generate revenues and achieve profitability.

We may not successfully develop successful relationships with potential clients, and even if we do, we may not do so on a timely basis. We cannot predict when significant commercial market acceptance for our consulting services will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our consulting services, we may not be able to generate revenues from the provision of such services. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce services that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our services by customers, or if the associated services do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with collaborative and development partners to fully develop and market our services.

We do not possess all of the resources necessary to develop and commercialize consulting services on a mass scale. Unless we expand our development capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative partners to develop and commercialize consulting services.

Collaborations may allow us to:

●	generate cash flow and revenue;
●	offset some of the costs associated with our internal development; and
●	successfully commercialize consulting services.

If we need, but do not find, appropriate partner arrangements, our ability to develop and commercialize consulting services could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of our services will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

● a development partner would likely gain access to our proprietary information and knowledge, potentially enabling the partner to develop services without us or design around our intellectual property;

● We may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of services, or to their marketing and distribution; and

● Disputes may arise between us and our collaborators that result in the delay or termination of the development or commercialization of our services or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

We may not be successful at marketing our consulting services.

We may not be able to market our services, or efforts we exert to develop, commercialize or promote such services may not result in revenue or earnings.

We may lose out to larger and better-established competitors.

The consulting services industry is intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources, as well as greater experience in the industry than we have. Our services may not be competitive with their services. If this happens, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Risks Relating to our Stock

Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended December 17, 2018, trades were only reported on 13 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of December 17, 2018, our common stock has had a 52-week high sale price of $0.30 and a low sale price of $0.05. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Future stock issuances would dilute stockholders’ ownership, and may reduce our share value.

If, in the future, we issue additional shares, the future issuance of common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We face corporate governance risks and negative investor perceptions because we have only one officer and director and have not adopted a written policy for the review, approval or ratification of transactions with related parties or conflicted parties.

Mr. Lubchansky is our sole officer and director. As such, he has significant control over our business direction. Additionally, because he is our sole director, there are no other board members available to second and/or approve related party transactions involving Mr. Lubchansky, including the compensation Mr. Lubchansky may be paid. Additionally, there is no segregation of duties between officers because Mr. Lubchansky is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions. Because no other directors are approving our financial statements, investors may question the accuracy of financial statements. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our company due to the fact that we only have one officer and director.

Our common stock is currently, has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we obtain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our common stock will not remain classified as a “penny stock” in the future.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers (but not us) an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or principal financial officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules discussed above, FINRA rules require that in recommending an investment to a customer, a broker -dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended December 17, 2018, trades were only reported on 13 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, John Moroney, beneficially owns approximately 59.8% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or NASDAQ, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges, are those that address the Board of Directors’ independence, audit committee oversight, and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics, we have not yet adopted any of these corporate governance measures, and since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

The Company leases on a month to month basis office space at 110 Front Street – Suite 300, Jupiter, FL 33477. Monthly rent is $125.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB market tier of the OTC Markets Group under the symbol “WSCO.” Securities quoted on the OTCQB trade via a dealer network, as opposed to trading on a centralized stock exchange, such as the NYSE. In order to have securities quoted on the OTCQB, a company must be current in its financial reporting, but it is not subject to any minimum financial requirements and listing standards, as is the case with national securities exchanges. Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table sets forth, as reported by the OTCQB, the per share high and low bid quotations for our common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The data in the table below presents historical information only and is not intended to predict future sale prices of our common stock. Trading in securities, such as our common stock, on the OTC Markets may be volatile and thin and characterized by wide fluctuations in trading prices. See “Risk Factors—Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.”

	High		Low
Fiscal Year Ended September 30, 2017
Quarter Ended December 31, 2016		$0.3000		$0.3000
Quarter Ended March 31, 2017		0.3000		0.3000
Quarter Ended June 30, 2017		0.3000		0.3000
Quarter Ended September 30, 2017		0.3000		0.0200

Fiscal Year Ended September 30, 2018
Quarter Ended December 31, 2017		$0.3000		$0.0200
Quarter Ended March 31, 2018		0.2070		0.0700
Quarter Ended June 30, 2018		0.2000		0.0500
Quarter Ended September 30, 2018		$0.0200		$0.1500

Fiscal Year Ending September 30, 2019
Quarter Ending December 31, 2018	$	**	$	**

**On December 20, 2018, the most recent day on which our common stock was traded on the OTCQB, the closing price per share of our common stock as quoted on the OTCQB was $0.1201.

As of September 30, 2018, the Company had 26,922,006 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

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

There were no sales of unregistered securities during the fiscal year ended September 30, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

There are statements in this annual report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-K document carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

OVERVIEW

Wall Street Media Co, Inc. (the “Company,” “we,” “us” or “our”) was formed in January 2009 under the original name of My Catalogs Online, Inc. as an internet-based technology company, headquartered in New York and Florida. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc. and in August 2013, the Company again changed its name to Wall Street Media Co, Inc.

The Company provides business and financial consulting services to companies seeking to merge with, acquire or otherwise transact with third party entities. Currently, the Company provides these services solely to Landmark-Pegasus Corp. (“Landmark-Pegasus”), a related party, and to a client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns 16,094,466 shares, or approximately 59.8%, of the Company’s outstanding common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is its sole director. Our clients engage us to evaluate the assets, liabilities and potential of companies that have been identified by our clients. We hope to provide such services to additional non-related party entities in the future.

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

Revenue is derived from consulting services:

●	Consulting Services: The Company provides consulting services as described above. Revenue for these services is recognized when rendered.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2018 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2017

Revenue: The Company’s revenues decreased approximately 17% from $67,500 during the year ended September 30, 2017 to $56,000 for the year ended September 30, 2018 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased approximately 11% from $79,380 during the year ended September 30, 2017 to $70,752 for the year ended September 30, 2018. The primary reason for this was due to a decrease in professional fees.

Interest Expense: The Company’s interest expense increased approximately 16% from $3,884 during the year ended September 30, 2017 as compared to $4,522 for the year ended September 30, 2018 due to the issuances of notes payable during the year.

Loss from Operations: The Company’s loss from operations increased approximately 24% from $11,880 for the year ended September 30, 2017 as compared to $14,752 for the year ended September 30, 2018. The primary reason for this was due to the decrease in consulting services provided. $30,000 and $57,500, or 54% and 85%, of the Company’s revenue during the years ended September 30, 2018 and 2017, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,748 for the year ended September 30, 2018 as compared to $7,362 for the year ended September 30, 2017.

Net cash provided by financing activities was $8,000 for the year ended September 30, 2018 as compared to $11,500 for the year ended September 30, 2017, primarily due to issuances of notes payable.

As of September 30, 2018 , the Company had approximately $4,812 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 3 to the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wall Street Media Co, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wall Street Media Co, Inc. (the Company) as of September 30, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of September 30, 2018, the Company had accumulated losses of approximately $1,443,000, has generated limited profit, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

We have served as the Company’s auditor since 2018.
West Palm Beach, Florida
December 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wall Street Media Co., Inc.

We have audited the accompanying balance sheet of Wall Street Media Co., Inc. as of September 30, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Wall Street Media Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Media Co., Inc. as of September 30, 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s , P.A.

Palm Beach Gardens, Florida

December 21, 2017

D. Brooks and Associates CPA’s, P.A. 4440 PGA Blvd., Suite 104, Palm Beach Gardens, FL 33410 - (561) 429-6225

WALL STREET MEDIA CO, INC.

Balance Sheets

	September 30, 2018	September 30, 2017

ASSETS
Current Assets
Cash	$4,812	$4,560
Accounts receivable-related party	2,500	10,000
Total Current Assets	7,312	14,560

Deposits	578	578
Total Assets	$7,890	$15,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,331	$3,827
Accrued interest payable	9,366	4,844
Notes payable -related parties	113,290	105,290
Total current liabilities	125,987	113,961

Total Liabilities	125,987	113,961

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at September 30, 2018 and 2017	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,443,075)	(1,423,801)
Total stockholders’ deficit	(118,097)	(98,823)

Total Liabilities and Stockholders’ Deficit	$7,890	$15,138

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Operations

	For the year ended	For the year ended
	September 30, 2018	September 30, 2017

Revenues:
Consulting fees – related party	$30,000	$57,500
Consulting fees- other	26,000	10,000
Total Revenues	56,000	67,500

Operating Expenses:
Programming and development	1,445	550
Office and administrative	16,699	15,456
Professional fees	49,427	58,889
Rent	3,181	4,485
Total Operating Expenses	70,752	79,380

Loss From Operations	(14,752)	(11,880)

Other (Expense) Income
Other income	-	20,000
Interest expense	(4,522)	(3,884)
Total Other (Expense) Income	(4,522)	16,116

Net (loss) income	$(19,274)	$4,234

Net (loss) income per share - basic and diluted	$(0.00)	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended September 30, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2016	26,922,006	$26,922	$1 ,298,056	$(1,428,035)	$(103,057)

Net income	-	-	-	4,234	4,234

Balance at September 30, 2017	26,922,006	26,922	1,298,056	(1,423,801)	(98,823)
Net loss	-	-	-	(19,274)	(19,274)

Balance at September 30, 2018	26,922,006	$26,922	$1,298,056	$(1,443,075)	$(118,097)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Statements of Cash Flows

	For the year ended	For the year ended
	September 30, 2018	September 30, 2017
Cash flows used in Operating Activities:
Net (loss) income	$(19,274)	$4,234
Changes in operating assets and liabilities:
Accounts receivable	7,500	(10,000)
Deposits	-	(578)
Accrued expenses	(496)	(4,903)
Accrued interest payable	4,522	3,885
Net cash used in operating activities	(7,748)	(7,362)

Cash flows provided by Financing Activities:
Proceeds from issuance of notes payable-related parties	8,000	11,500
Net cash provided by financing activities	8,000	11,500

Increase in cash during the year	252	4,138

Cash, beginning of year	4,560	422

Cash, end of year	$4,812	$4,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2018 and 2017

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc.

The Company provides business and financial consulting services to companies seeking to merge with, acquire or otherwise transact with third party entities. During the fiscal years ended September 30, 2018 and 2017, 54% and 85%, respectively, of the Company’s revenue was derived from a related party, Landmark-Pegasus Corp. (“Landmark-Pegasus”). Currently, the Company provides these services solely to Landmark-Pegasus and to a client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns 16,094,466 shares, or approximately 59.8%, of the Company’s outstanding common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is its sole director. Our clients engage us to evaluate the assets, liabilities and potential of companies that have been identified by our clients. We hope to provide such services to additional non-related party entities in the future.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 605-10, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. These criteria are generally met during the period when the development or consulting services are provided or completed.

Accounts Receivable

Accounts receivable arise from the normal course of business and is considered collectible within one year.

Advertising

The Company may conduct advertising for the promotion of its services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $0 in 2018 and $0 in 2017.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2018, tax years 2018 , 2017, 2016, and 2015 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2018 and 2017.

Recent Accounting Pronouncements

The Company does not believe there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2018 and 2017, the Company reported a net loss of $19,274 and net income of $4,234, respectively, and used cash for operating activities of $7,748 and $7,362 in 2018 and 2017, respectively. In addition, the Company has a working capital deficit of $118,675 at September 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$30,000 and $57,500, or 54% and 85%, of the Company’s revenue during the years ended September 30, 2018 and 2017, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

In November 2014, January 2015, April 2015 and August 2015, the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable to Landmark-Pegasus that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal years ended September 30, 2016 and 2017, the Company received an additional $28,890 and $11,500, respectively, payable to Landmark-Pegasus on demand at an interest rate of 4% annually. During the fiscal year ended September 30, 2018, the Company received an additional $8,000, increasing the balance on the notes to $113,290 as of September 30, 2018 payable to Landmark-Pegasus on demand at an interest rate of 4% annually.

Jeffrey A. Lubchansky, the Company’s Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $19,500 during the year ended September 30, 2018 as compensation for his services as an executive officer. His compensation is $1,625 per month plus out-of-pocket expenses.

Note 4 – Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding.

Note 5 – Notes Payable

In November 2014, January 2015, April 2015 and August 2015, the Company received $20,000, $20,000, $10,000 and $10,000, respectively, from the issuance of notes payable to Landmark-Pegasus that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal years ended September 30, 2016 and 2017, the Company received an additional $28,890 and $11,500, respectively, payable to Landmark-Pegasus on demand at an interest rate of 4% annually. During the fiscal year ended September 30, 2018, the Company received an additional $8,000, increasing the balance on the notes to $113,290 as of September 30, 2018 payable to Landmark-Pegasus on demand at an interest rate of 4% annually.

Note 6 – Income Taxes

There was no income tax expense in fiscal 2018 and 2017 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2018 and 2017 computed at the United States federal tax rate of 21% to income tax expense (benefit) is as follows:

	2018	2017
Tax benefit at the United States statutory rate	$4,161	$1,440
State income tax, net of federal benefit	765	168

Change in valuation allowance	(4,926)	(1,608)

Income tax expense (benefits)	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2018	2017
Net operating loss carryforward	$255,276	$250,350
Valuation allowance	(255,276)	(250,350)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2018, the Company has net operating losses (“NOL”) of approximately $680,000 that will expire from 2036 to 2038. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2018 and 2017 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2018 and 2017.

Note 7 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018 and 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 8 – Concentrations

During the fiscal years ended September 30, 2018 and 2017, 54% and 85%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer and principal financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting our Chief Executive Officer and principal financial officer to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018.

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

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding the Company’s internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, position and age of our sole director and executive officer as of the date of this annual report on Form 10-K. Our directors are elected by our stockholders at each annual meeting and serve for one year and until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position

Jeffrey A. Lubchansky	65	Chairman of the Board, Director, President and Chief Executive Officer

Biographical information concerning our director and executive officer listed above is set forth below.

Jeffrey A. Lubchansky. Mr. Lubchansky has served as the Company’s President, Chief Executive Officer and Chairman of the Board since October 2015. He is a Certified Public Accountant who has been at the forefront of integrating technology into the accounting field and providing leadership in management, taxation and accounting in various industries. These industries include sports/entertainment, real estate, financial institutions, highly compensated individuals, nutraceuticals, health and beauty, medical devices, audio/visual and consulting and tax services to CPA firms and attorneys.

From January 2015 until June 2015,  Mr. Lubchansky served as interim CFO and provided crisis management services for a major private label beauty products manufacturer. In this role, his main function was to bring the company into compliance with various bank covenant reporting requirements, to prepare the work papers for the year-end review and to implement various internal control procedures.

Since 2014, Mr. Lubchansky has acted as Controller for Alacriti, Inc., a leading provider of e-commerce services to numerous financial and operating entities. Also, since 2010, Mr. Lubchansky has maintained a tax and consulting practice specializing in providing CFO/controller services to individuals and small- to medium-sized companies. Between 2006 and 2009, Mr. Lubchansky served as CFO of Juvent Medical, Inc., responsible for the integrity of financial information and systems for this CE-certified medical device manufacturer. From 2004 until 2009, he also served as CFO/controller at Gary Null & Associates, a company involved in the nutraceutical and health products industry. From 2001 until 2007, Mr. Lubchansky served as the controller for Alero Capital Corp.

Mr. Lubchansky earned his B.S. in Accounting with a Minor Degree in Computer and Information Sciences. Early in his career, he worked with major computer manufacturers and software companies to develop accounting software for numerous industries. He is an avid photographer and has been published in numerous periodicals, texts and technical publications.

Code of Ethics . We have adopted a code of ethics that applies to our directors, officers and all employees, including but not limited to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics may be obtained free of charge by writing to Wall Street Media Co, Inc., Attn: Chief Executive Officer, 110 Front Street – Suite 300, Jupiter, FL 33477.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the compensation of Mr. Lubchansky, our President and Chief Executive Officer, during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jeffrey A. Lubchansky, President and Chief Executive Officer	2018	$19,500	0	0	0	0	0	0	$19,500
	2017	$30,000	0	0	0	0	0	0	$30,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2018.

Compensation of Directors. Mr. Lubchansky, our President and Chief Executive Officer, is our sole director. No compensation was paid to Mr. Lubchansky in his capacity as a director during the fiscal years ended September 30, 2018 and 2017. In the future, we may seek additional qualified candidates to serve on the Board of Directors and at that point, we may develop a compensation package to offer to members of the Board of Directors and its committees.

Audit, Compensation and Nominating Committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of one member (Mr. Lubchansky) who is not considered independent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers , and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Named Executive Officers and Directors:
Jeffrey A. Lubchansky		2,900		*
All directors and executive officers as a group (1 person)		2,900		*

5% Stockholders:
John Moroney	P.O. Box 1095 1095 Military Trail Jupiter, FL 33468	16,094,466	(3)	59.8%
Nathan Fink	470 New Milford Ave. Oradell, NJ 07640	4,000,000		14.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2018 (26,922,006 shares of common stock).

(3)	Represents shares of common stock held jointly by Mr. Moroney and his spouse.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2018, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration.

$30,000 and $57,500, or 54% and 85%, of the Company’s revenue during the fiscal years ended September 30, 2018 and 2017, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Soles, Heyn & Company as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2018 and 2017 were approved by the Board of Directors.

D. Brooks and Associates CPA’s, P.A. (“Brooks”) acted as our independent registered public accounting firm until January 23, 2018. On January 23, 2018, our Board of Directors appointed Soles, Heyn & Company (“Soles”) as our independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Soles for the fiscal years ended September 30, 2018 and 2017:

	2018	2017
Audit Fees (1)	$12,000	$0
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$3,700	$3,450

(1) Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Soles during the fiscal years ended September 30, 2018 or 2017.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Soles during the fiscal years ended September 30, 2018 or 2017.

(4) All Other Fees: This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-9.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Exhibit Type
3.1*	Articles of incorporation of the registrant dated January 6, 2009.

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3*	Certificate of change to articles of incorporation of the registrant dated November 14, 2012.

3.4*	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012.

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

31.1	Certification of Principal Executive Officer (Section 302)

32.1	Certification of Principal Executive Officer (Section 906)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: December 27, 2018
/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jeffrey A. Lubchansky	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	December 27, 2018
Jeffrey A. Lubchansky

