Form 10-Q
period 2018-12-31
Wall Street Media Co, Inc.
filed 2019-02-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2019
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	December 31, 2018	September 30, 2018

ASSETS
Current Assets
Cash	$18,933	$4,812
Accounts receivable-related party	-	2,500
Total current assets	18,933	7,312

Deposit	578	578

Total Assets	$19,511	$7,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$7,950	$3,331
Accrued interest payable	10,524	9,366
Notes payable-related parties	113,290	113,290
Total current liabilities	131,764	125,987

Total Liabilities	131,764	125,987

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding, respectively	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,437,231)	(1,443,075)
Total stockholders’ deficit	(112,253)	(118,097)

Total Liabilities and Stockholders’ Deficit	$19,511	$7,890

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2018	December 31, 2017

Revenues:
Consulting fees-related party	$-	$2,500
Consulting fees	20,000	-
Total Revenues	20,000	2,500

Operating Expenses:
Office and administrative	1,701	1,226
Professional fees	11,297	28,555
Total Operating Expenses	12,998	29,781

Income (Loss) From Operations	7,002	(27,281)

Other Income/ (Expense)
Interest expense	(1,158)	(1,085)
Total Other Income/ (Expense)	(1,158)	(1,085)

Net income(loss)	5,844	(28,366)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2018	December 31, 2017
Cash flows from Operating Activities:
Net income (loss)	$5,844	$(28,366)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,500	10,000
Increase in accrued interest payable	1,158	1,085
Increase in accounts payable and accrued expenses	4,619	16,553
Net cash provided by (used in) operating activities	14,121	(728)

Cash flows from Financing Activities:
Proceeds from notes payable	-	8,000
Net cash provided by financing activities	-	8,000

Increase in cash during the period	14,121	7,272

Cash, beginning of the period	4,812	4,560

Cash, end of the period	$18,933	$11,832
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

December 31, 2018

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2018, and the financial position as of December 31, 2018, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2018 included in our Report on Form 10-K as filed with the SEC on December 26, 2018. The September 30, 2018 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2018 or December 31, 2018.

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

The Company provides consulting and management services. A portion of these services were provided to a related party.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2018 or 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management currently does not plan to early adopt this guidance. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on its financial statements, and expects an increase in Assets and Liabilities associated with the recognition of right-of-use leases.

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

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company sustained net income of approximately $6,000 for the three month period ended December 31, 2018 and has working capital and stockholder deficits of approximately $113,400 and $112,300 at December 31, 2018. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the three months ended December 31, 2018 and 2017, $0 and $2,500, respectively, of the Company’s revenue was derived from a related party.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 5 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

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

The Company provides consulting and management services. A portion of these services were provided to a related party.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017

Revenue: The Company’s revenues increased approximately 700% to $20,000 during the three months ended December 31, 2018 as compared to $2,500 for the three months ended December 31, 2017 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 56% to $12,998 during the three months ended December 31, 2018 as compared to $29,781 for the three months ended December 31, 2017 primarily due to a decrease in professional fees.

Net income from operations: The Company’s net income from operations increased approximately 121% to $5,844 during the three months ended December 31, 2018 from a net loss from operations of $28,366 for the three months ended December 31, 2017. The primary reasons for this was due to an increase in consulting services provided and a decrease in professional fees expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was approximately $14,100 for the three months ended December 31, 2018 as compared to net cash used in operating activities of approximately $700 for the three months ended December 31, 2017. The increase was primarily due to the increase in consulting service income.

As of December 31, 2018, the Company had approximately $19,000 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2018. In addition, the Company has a working capital deficit at December 31, 2018 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

0% and 100%, respectively,of the Company’s revenues for the quarters ended December 31, 2018 and 2017 were generated by affiliates of the Company’s principal shareholder.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management currently does not plan to early adopt this guidance. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our financial statements, and expect an increase in Assets and Liabilities associated with the recognition of right-of-use leases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: February 14, 2019	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

