Form 10-Q
period 2019-03-31
Wall Street Media Co, Inc.
filed 2019-05-13
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

561-240-0333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2019	September 30, 2018

ASSETS
Current Assets
Cash	$3,462	$4,812
Accounts receivable	-	2,500
Total current assets	3,462	7,312

Deposit	578	578

Total Assets	$4,040	$7,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,605	$3,331
Accrued interest payable	11,656	9,366
Notes payable-related party	113,290	113,290
Total current liabilities	127,551	125,987

Total Liabilities	127,551	125,987

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding, respectively	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,448,489)	(1,443,075)
Total stockholders’ deficit	(123,511)	(118,097)

Total Liabilities and Stockholders’ Deficit	$4,040	$7,890

The accompanying notes are an integral part of these condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenues:
Contracted services-related party	$2,000	$21,000	$2,000	$23.500
Contracted services	10,000	-	30,000	-
Total Revenues	12,000	21,000	32,000	23,500

Operating Expenses:
Internet and hosting services	620	550	620	550
Office and administrative	1,855	2,598	3,557	3,826
Professional fees	19,649	14,749	30,946	43,304
Total Operating Expenses	22,124	17,897	35,123	47,680

Profit (Loss) From Operations	(10,124)	3,103	(3,123)	(24,180)

Other Expense
Interest expense	(1,133)	(1,133)	(2,291)	(2,218)

Total Other Expense	(1,133)	(1,133)	(2,291)	(2,218)

Net income (loss)	$(11,257)	$1,970	$(5,414)	$(26,398)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018
Cash flows from Operating Activities:
Net loss	$(5,414)	$(26,398)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,500	10,000
Increase in accrued interest payable	2,291	2,218
Increase (decrease) in accounts payable and accrued expenses	(727)	5,430
Net cash used in operating activities	(1,350)	(8,750)

Cash flows from Financing Activities:
Proceeds from notes payable	-	8,000
Net cash provided by financing activities	-	8,000

Decrease in cash during the period	(1,350)	(750)

Cash, beginning of the period	4,812	4,560

Cash, end of the period	$3,462	$3,810
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2019

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2019, and the financial position as of March 31, 2019, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2018 included in our Report on Form 10-K as filed with the SEC on December 26, 2018. The September 30, 2018 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2018 or March 31, 2019.

Revenue Recognition

On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and does not currently believe that the application of ASC 606 will have a material impact on its condensed financial statements and disclosures, as the Company has already implemented the five-step process in determining revenue recognition from contracts with customers.

The Company provides consulting and management services. A portion of these services were provided to a related party.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2019 or 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its condensed financial statements and disclosures.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company sustained a net loss of approximately $5,400 for the six month period ended March 31, 2019 and has working capital and stockholder deficits of approximately $124,100 and $123,500, respectively, at March 31, 2019. In addition, 6% of the Company’s revenue is generated from a related party. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the six months ended March 31, 2019, $2,000, or 6%, of the Company’s revenue was derived from a related party. During the six months ended March 31, 2018, $20,000, or 100%, of the Company’s revenue was derived from a related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 5 - Subsequent Events

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenue: The Company’s revenues decreased approximately 43% to $12,000 during the three months ended March 31, 2019 as compared to $21,000 for the three months ended March 31, 2018 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 24% to $22,124 during the three months ended March 31, 2019 as compared to $17,897 for the three months ended March 31, 2018 primarily due to an increase in professional fees.

Net loss from operations: The Company’s net loss from operations increased approximately 426% to $10,124 during the three months ended March 31, 2019 from a net profit from operations of $3,103 for the three months ended March 31, 2018. The primary reason for this was due to a decrease in consulting services provided to a related party.

FOR THE SIX MONTHS ENDED MARCH 31, 2019 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2018

Revenue: The Company’s revenues increased approximately 36% to $32,000 during the six months ended March 31, 2019 as compared to $23,500 for the six months ended March 31, 2018 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 26% to $35,123 during the six months ended March 31, 2019 as compared to $47,680 for the six months ended March 31, 2018 primarily due to a decrease in professional fees.

Net loss from operations: The Company’s net loss from operations decreased approximately 87% to $3,123 during the six months ended March 31, 2019 from a net loss from operations of $24,180 for the six months ended March 31, 2018. The primary reasons for this was due to an increase in consulting services provided and a decrease in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $1,400 for the six months ended March 31, 2019 as compared to net cash provided by operations of approximately $8,800 for the six months ended March 31, 2018. The decrease was primarily due to the decrease in net operating loss and accounts receivable.

As of March 31, 2019, the Company had approximately $3,500 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2018. In addition, the Company has a working capital deficit at March 31, 2019 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

6% and 100% of the Company’s revenues for the quarters ended March 31, 2019 and 2018, respectively, were generated by affiliates of the Company’s principal shareholder.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its condensed financial statements and disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: May 13, 2019	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

