Form 10-Q
period 2019-06-30
Wall Street Media Co, Inc.
filed 2019-07-29
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2019
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	June 30, 2019	September 30, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$11,799	$4,812
Accounts receivable	-	2,500
Total current assets	11,799	7,312

Deposit	578	578

Total Assets	$12,377	$7,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$3,331
Accrued interest payable	12,802	9,366
Notes payable-related party	113,290	113,290
Total current liabilities	126,092	125,987

Total Liabilities	126,092	125,987

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at June 30, 2019 and September 30, 2018	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,438,693)	(1,443,075)
Total stockholders’ deficit	(113,715)	(118,097)

Total Liabilities and Stockholders’ Deficit	$12,377	$7,890

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Contracted services-related party	$-	$1,500	$2,000	$25,000
Contracted services	20,000	18,000	50,000	18,000
Total Revenues	20,000	19,500	52,000	43,000

Operating Expenses:
Internet and hosting services	-	-	620	550
Office and administrative	848	1,553	4,405	5,410
Professional fees	8,211	10,675	39,157	53,980
Total Operating Expenses	9,059	12,228	44,182	59,940

Income(Loss) From Operations	10,941	7,272	7,818	(16,940)

Other Income (Expense)
Interest expense	(1,145)	(1,145)	(3,436)	(3,363)

Total Other Income(Expense), net	(1,145)	(1,145)	(3,436)	(3,363)

Net income(loss)	$9,796	$6,127	$4,382	$(20,303)

Earnings(loss) per share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three And Nine Months Ended June 30, 2019

(Unaudited)

				Additional		Total
	Preferred			Paid In	Accumulated	Stockholders’
	Stock	Common Stock		Capital	Deficit	Deficit

Balance at September 30, 2018	$-	26,922,006	$26,922	$1,298,056	$(1,443,075)	$(118,097)

Net income					5,843	5,843

Balance at December 31, 2018	$-	26,922,006	$26,922	$1,298,056	$(1,437,232)	$(112,254)

Net loss					(11,257)	(11,257)

Balance at March 31, 2019	$-	26,922,006	$26,922	$1,298,056	$(1,448,489)	$(123,511)

Net income					9,796	9,796

Balance at June 30, 2019	$-	26,922,006	$26,922	$1,298,056	$(1,438,693)	$(113,715)

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three And Nine Months Ended June 30, 2018

(Unaudited)

				Additional		Total
	Preferred			Paid In	Accumulated	Stockholders’
	Stock	Common Stock		Capital	Deficit	Deficit

Balance at September 30, 2017	$-	26,922,006	$26,922	$1,298,056	$(1,423,801)	$(98,823)

Net loss					(28,366)	(28,366)

Balance at December 31, 2017	$-	26,922,006	$26,922	$1,298,056	$(1,452,167)	$(127,189)

Net income					1,970	1,970

Balance at March 31, 2018	$-	26,922,006	$26,922	$1,298,056	$(1,450,197)	$(125,219)

Net Income					6,093	6,093

Balance at June 30, 2018	$-	26,922,006	$26,922	$1,298,056	$(1,444,104)	$(119,126)

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018
Cash flows from Operating Activities:
Net income (loss)	$4,382	$(20,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,500	10,000
Increase in accrued interest payable	3,436	3,363
Increase (decrease) in accounts payable and accrued expenses	(3,331)	4,020
Net cash provided by (used in) operating activities	6,987	(2,920)

Cash flows from Financing Activities:
Proceeds from notes payable	-	8,000
Net cash provided by financing activities	-	8,000

Increase in cash during the period	6,987	5,080

Cash, beginning of the period	4,812	4,560

Cash, end of the period	$11,799	$9,640
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2019

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and nine months ended June 30, 2019, and the financial position as of June 30, 2019, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2018 included in our Annual Report on Form 10-K as filed with the SEC on December 28, 2018. The September 30, 2018 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2019 or September 30, 2018.

Revenue Recognition

As of October 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company provides consulting service currently to a single client and represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customers are satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2019 or 2018.

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This ASU is effective for us on October 1, 2019. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its financial statements and disclosures since it does not have any lease which meets the criteria.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company sustained a net income of approximately $4,400 for the nine month period ended June 30, 2019 and has working capital and stockholder deficits of approximately $114,300 and $113,800, respectively, at June 30, 2019. In addition, 4% of the Company’s revenue is generated from a related party. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2019 and 2018, $2,000, or 4%, and $25,000 or 58%, respectively, of the Company’s revenue was derived from a related party.

The Company has notes payable to Landmark-Pegasus that accrue interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $113,290 as of September 30, 2018 and June 30, 2019.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company”, “we”, “us”, “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In August 2013 changed its name to Wall Street Media Co, Inc.

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

Revenue Recognition

As of October 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company provides consulting service currently to a single client and represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer are satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenue: The Company’s revenues increased approximately 3% to $20,000 during the three months ended June 30, 2019 as compared to $19,500 for the three months ended June 30, 2018 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 26% to $9,059 during the three months ended June 30, 2019 as compared to $12,228 for the three months ended June 30, 2018 primarily due to a decrease in professional fees.

Income from operations: The Company’s income from operations increased approximately 50% to $10,941 during the three months ended June 30, 2019 from $7,272 for the three months ended June 30, 2018. The primary reason for this was due to a decrease in professional fees.

FOR THE NINE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2018

Revenue: The Company’s revenues increased approximately 21% to $52,000 during the nine months ended June 30, 2019 as compared to $43,000 for the nine months ended June 30, 2018 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 26% to $44,182 during the nine months ended June 30, 2019 as compared to $59,940 for the nine months ended June 30, 2018 primarily due to a decrease in professional fees.

Income(Loss) from operations: The Company’s income from operations increased approximately 146% to $7,818 during the nine months ended June 30, 2019 from a loss from operations of $16,940 for the nine months ended June 30, 2018. The primary reason for this was due to an increase in consulting services provided.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,987 for the nine months ended June 30, 2019 as compared to net cash used in operating activities of $2,920 for the nine months ended June 30, 2018. The increase was primarily due to the increase in consulting service income and the decrease in professional fees.

As of June 30, 2019, the Company had $11,799 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2018. In addition, the Company has a working capital deficit at June 30, 2019 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

0% and 8% of the Company’s revenues for the quarters ended June 30, 2019 and 2018, respectively, were generated by affiliates of the Company’s principal shareholder. 4% and 58% of the Company’s revenues for the nine months ended June 30, 2019 and 2018, respectively, were generated by affiliates of the Company’s principal shareholder.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: July 29, 2019	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

