Form 10-K
period 2019-09-30
Wall Street Media Co, Inc.
filed 2019-11-01
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

As of March 31, 2019, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $1,638,609 based on the last reported sale price of our common stock on the OTCQB, which was $0.24 per share on March 31, 2019.

As of October 31, 2019, there were 26,922,007 shares of the registrant’s common stock issued and outstanding.

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

For the fiscal years ended September 30, 2019 and 2018, $90,290 and $56,000, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have a very limited operating history and our business plan is unproven and may not be successful.

To date, we have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. In addition, we currently provide all of our consulting services to Landmark-Pegasus, a related party. For the fiscal years ended September 30, 2019 and 2018, $90,290 and $56,000, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,419,761 as of September 30, 2019 and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to pursue additional capital during the fiscal year ending September 30, 2019, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

The market price of our common stock has been volatile in the past. For example, as of October 01, 2019, our common stock has had a 52-week high sale price of $0.24 and a low sale price of $0.12. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended October 11, 2019, trades were only reported on 28 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

The Company leases on a month to month basis virtual office space at 110 Front Street – Suite 300, Jupiter, FL 33477. Monthly rent is $125.

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

	High	Low
Fiscal Year Ended September 30, 2018
Quarter Ended December 31, 2017	$0.3000	$0.0200
Quarter Ended March 31, 2018	0.2070	0.0700
Quarter Ended June 30, 2018	0.2000	0.0500
Quarter Ended September 30, 2018	0.0200	0.1500

Fiscal Year Ended September 30, 2019
Quarter Ended December 31, 2018	$0.1970	$0.1800
Quarter Ended March 31, 2019	0.1970	0.1190
Quarter Ended June 30, 2019	0.2400	0.1190
Quarter Ended September 30, 2019	$0.1800	$0.1190

**On October 11, 2019, the most recent day on which our common stock was traded on the OTCQB, the closing price per share of our common stock as quoted on the OTCQB was $0.171.

As of September 30, 2019, the Company had 26,922,007 shares of common stock issued, par value $0.001, held by approximately 80 shareholders of record.

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

There were no sales of unregistered securities during the fiscal year ended September 30, 2019.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company,” “we,” “us” or “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In August 2013, the Company changed its name to Wall Street Media Co., Inc.

The Company provides consulting and management services to entities looking to merge with, or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus, Inc., a related party (“Landmark-Pegasus”). Mr. Moroney also acts as Landmark-Pegasus’ President and is its sole director.

CRITICAL ACCOUNTING POLICIES

In response to the Securities and Exchange Commission’s (the “SEC”) financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. These accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition

Revenue Recognition

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2019 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2018

Revenue: The Company’s revenues increased approximately 61% from $56,000 during the year ended September 30, 2018 to $90,290 for the year ended September 30, 2019 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased approximately 12% from $70,752 during the year ended September 30, 2018 to $62,606 for the year ended September 30, 2019. The primary reason for this was due to a decrease in professional fees.

Interest Expense: The Company’s interest expense decreased approximately 3% from $4,522 during the year ended September 30, 2018 as compared to $4,370 for the year ended September 30, 2019 due to the repayments of notes payable during the year.

Income (Loss) from Operations: The Company’s income from operations increased approximately 288% from a loss from operations of $14,752 for the year ended September 30, 2018 as compared to income from operations of $27,684 for the year ended September 30, 2019. The primary reason for this was due to the increase in consulting services provided. $90,290 and $56,000, or 100%, of the Company’s revenue during the years ended September 30, 2019 and 2018, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $26,853 for the year ended September 30, 2019 as compared to net cash used in operating activities of $7,748 for the year ended September 30, 2018.

Net cash used in financing activities was $23,290 for the year ended September 30, 2019 as compared to net cash provided by financing activities of $8,000 for the year ended September 30, 2018, primarily due to repayments of notes payable.

The working capital deficit was $95,361 for the year ended September 30, 2019 as compared to a working capital deficit of $118,675 for the year ended September 30, 2018.

As of September 30, 2019, the Company had approximately $8,375 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 3 to the financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its financial statements and disclosures, since the company has no leases that are greater than one year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wall Street Media Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wall Street Media, Inc. (the Company) as of September 30, 2019, and the related statements of income, stockholders’ deficit and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses. For the year ended September 30, 2019, the Company had a net income of $23,314 but had net cash used provided by operating activities of $26,853, accumulated deficit of $1,419,761 and negative working capital of $95,361. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.
Coconut Creek, Florida
November 1, 2019

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
West Palm Beach, Florida
December 27, 2018

WALL STREET MEDIA CO., INC.

Balance Sheets

	September 30, 2019	September 30, 2018

ASSETS
Current Assets
Cash	$8,375	$4,812
Accounts receivable-related party	-	2,500
Total Current Assets	8,375	7,312

Deposits	578	578
Total Assets	$8,953	$7,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$3,331
Accrued interest payable	13,736	9,366
Notes payable -related parties	90,000	113,290
Total current liabilities	103,736	125,987

Total Liabilities	103,736	125,987

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,007 issued and outstanding at September 30, 2019 and 2018	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,419,761)	(1,443,075)
Total stockholders’ deficit	(94,783)	(118,097)

Total Liabilities and Stockholders’ Deficit	$8,953	$7,890

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Operations

	For the year ended	For the year ended
	September 30, 2019	September 30, 2018

Revenues:
Consulting fees from related party	$90,290	$56,000
Total Revenues	90,290	56,000

Operating Expenses:
Programming and development	620	1,445
Office and administrative	16,753	16,699
Professional fees	43,733	49,427
Rent	1,500	3,181
Total Operating Expenses	62,606	70,752

Income (Loss) From Operations	27,684	(14,752)

Other (Expense)
Interest expense	(4,370)	(4,522)
Total Other (Expense) Income	(4,370)	(4,522)

Net income (loss)	$23,314	$(19,274)
Net income (loss) per share - basic	$0.00	$(0.00)
Net income(loss) per share - diluted	$0.00	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,007	26,922,007

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended September 30, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2017	26,922,007	$26,922	$1 ,298,056	$(1,423,801)	$(98,823)

Net loss	-	-	-	(19,274)	(19,274)

Balance at September 30, 2018	26,922,007	26,922	1,298,056	(1,443,075)	(118,097)
Net income	-	-	-	23,314	23,314

Balance at September 30, 2019	26,922,007	$26,922	$1,298,056	$(1,419,761)	$(94,783)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Cash Flows

	For the year ended	For the year ended
	September 30, 2019	September 30, 2018
Cash flows provided by (used in) Operating Activities:
Net income (loss)	$23,314	$(19,274)
Changes in operating assets and liabilities:
Accounts receivable	2,500	7,500
Accrued expenses	(3,331)	(496)
Accrued interest payable	4,370	4,522
Net cash provided by (used in) operating activities	26,853	(7,748)

Cash flows (used in) provided by Financing Activities:
Repayments of notes payable-related parties	(23,290)	-
Proceeds from issuance of notes payable-related parties	-	8,000
Net cash (used in) provided by financing activities	(23,290)	8,000

Increase in cash during the year	3,563	252

Cash, beginning of year	4,812	4,560

Cash, end of year	$8,375	$4,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2019 and 2018

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

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2019 and 2018

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. This includes the reclassification of revenue consulting fees -other to consulting fees - related party, and income taxes for net operating losses carried forward.

Accounts Receivable

Accounts receivable arise from the normal course of business and is considered collectible within one year. Any allowance for doubtful accounts would be based on historical trends and approved by management. There were no accounts receivable nor an allowance for doubtful accounts at September 30, 2019.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2019, tax years 2019, 2018, 2017, and 2016 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2019 and 2018.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2019 and 2018

Recent Accounting Pronouncements

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

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2019 and 2018, the Company reported a net income of $23,314 and net loss of $19,274, respectively, and net cash provided by operating activities of $26,853 in 2019 and net cash used in operating activities of $7,748 in 2018. In addition, the Company has a working capital deficit of $95,361 at September 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$90,290 and $56,000, or 100% of the Company’s revenue during the years ended September 30, 2019 and 2018, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

In November 2014, January 2015, April 2015 and August 2015, the Company received $20,000, $20,000, $10,000 and $10,000 respectively, from the issuance of notes payable to Landmark-Pegasus that accrue interest at an annual rate of 4%, and are payable on demand. During the fiscal years ended September 30, 2016 and 2017, the Company received an additional $28,890 and $11,500, respectively, payable to Landmark-Pegasus on demand at an interest rate of 4% annually. During the fiscal year ended September 30, 2018, the Company received an additional $8,000. During 2019 the Company made $23,290 in repayments, decreasing the balance on the notes to $90,000 as of September 30, 2019 payable to Landmark-Pegasus on demand at an interest rate of 4% annually.

Jeffrey A. Lubchansky, the Company’s Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $12,000 during the year ended September 30, 2019 as compensation for his services as an executive officer. His compensation is $1,000 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statement of Operations.

Note 4 – Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding. The Company has 195 million common stock authorized and has 26,922,007 shares issued and outstanding at September 30, 2019 and 2018.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2019 and 2018

Note 5 – Income Taxes

There was no income tax expense in fiscal 2019 and 2018 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2019 and 2018 computed at the United States federal tax rate of 21% to income tax expense (benefit) is as follows:

	2019	2018
Tax expense (benefit) at the United States statutory rate	$4,686	$(4,048)
State income tax, net of federal	1,058	(914)
Change in tax rate and 382 limitation	-	78,911
Change in valuation allowance	(5,744)	(73,949)

Income tax expense (benefits)	$-	$-

Tax expense (benefit) at the United States statutory rate	21.00%	(24.53)%
State income tax, net of federal	4.74%	(4.53)%
Change in tax rate and 382 limitation	-	412.73%
Change in valuation allowance	(25.74)%	(383.67)%

Income tax expense (benefits)	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2019	2018
Net operating loss carryforward	$41,046	$46,789
Valuation allowance	(41,046)	(46,789)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2019, the Company has net operating losses (“NOL”) of approximately $656,000 that will expire from 2031 to 2038. Under IRS Code Section 382, the annual allowable NOL deduction will be limited to $31,000 per year for years 2011-2015 due to a change in control that occurred in 2015.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2019 and 2018 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2019 and 2018.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2019 and 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the fiscal years ended September 30, 2019 and 2018, 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2019.

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

Name	Age	Position

Jeffrey A. Lubchansky	66	Chairman of the Board, Director, President and Chief Executive Officer

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

From 2014 through January 31, 2019, Mr. Lubchansky has acted as Controller for Alacriti, Inc., a leading provider of e-commerce services to numerous financial and operating entities. Also, since 2010, Mr. Lubchansky has maintained a tax and consulting practice specializing in providing CFO/controller services to individuals and small- to medium-sized companies. Between 2006 and 2009, Mr. Lubchansky served as CFO of Juvent Medical, Inc., responsible for the integrity of financial information and systems for this CE-certified medical device manufacturer. From 2004 until 2009, he also served as CFO/controller at Gary Null & Associates, a company involved in the nutraceutical and health products industry. From 2001 until 2007, Mr. Lubchansky served as the controller for Alero Capital Corp.

Mr. Lubchansky earned his B.S. in Accounting with a Minor Degree in Computer and Information Sciences. Early in his career, he worked with major computer manufacturers and software companies to develop accounting software for numerous industries. He is an avid photographer and has been published in numerous periodicals, texts and technical publications.

Code of Ethics. We have adopted a code of ethics that applies to our directors, officers and all employees, including but not limited to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics may be obtained free of charge by writing to Wall Street Media Co, Inc., Attn: Chief Executive Officer, 110 Front Street – Suite 300, Jupiter, FL 33477.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the compensation of Mr. Lubchansky, our President and Chief Executive Officer, during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jeffrey A. Lubchansky, President and Chief Executive Officer	2019	$12,000	0	0	0	0	0	0	$12,000
	2018	$19,500	0	0	0	0	0	0	$19,500

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2019.

Compensation of Directors. Mr. Lubchansky, our President and Chief Executive Officer, is our sole director. No compensation was paid to Mr. Lubchansky in his capacity as a director during the fiscal years ended September 30, 2019 and 2018. In the future, we may seek additional qualified candidates to serve on the Board of Directors and at that point, we may develop a compensation package to offer to members of the Board of Directors and its committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Named Executive Officers and Directors:
Jeffrey A. Lubchansky		2,900		*
All directors and executive officers as a group (1 person)		2,900		*

5% Stockholders:
John Moroney	P.O. Box 1095 1095 Military Trail Jupiter, FL 33468	16,094,466	(3)	59.8%
Nathan Fink	470 New Milford Ave. Oradell, NJ 07640	4,000,000		14.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2019 (26,922,007 shares of common stock).

(3)	Represents shares of common stock held jointly by Mr. Moroney and his spouse.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2019, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration.

$90,290 and $56,000, or 100% of the Company’s revenue during the fiscal years ended September 30, 2019 and 2018, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Soles, Heyn & Company as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2019 and 2018 were approved by the Board of Directors.

Soles, Heyn & Company (“Soles”) acted as our independent registered public accounting firm until July 3, 2019. On July 3, 2019, our Board of Directors appointed Assurance Dimensions (“Assurance”) as our independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Soles and Assurance Dimensions, respectively, for the fiscal years ended September 30, 2019 and 2018:

	2019	2018
Audit Fees (1)	$16,500	$12,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$3,800	$3,700

(1) Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. $10,400 was paid to Soles and $6,100 was paid to Assurance.

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Soles or Assurance Dimensions during the fiscal years ended September 30, 2019 or 2018.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Soles or Assurance Dimensions during the fiscal years ended September 30, 2019 or 2018.

(4) All Other Fees: This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-11.

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

Date: November 1, 2019
/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey A. Lubchansky	President, Chief Executive Officer and Director	November 1, 2019
Jeffrey A. Lubchansky	(principal executive officer and principal financial officer)

