Form 10-Q
period 2019-12-31
Wall Street Media Co, Inc.
filed 2020-01-17
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

(561) 240-0333

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001	WSCO	OTCQB

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company [ ]	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 17, 2020
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	December 31, 2019	September 30, 2019
ASSETS
Current Assets
Cash	$1,064	$8,375
Accounts receivable-related party	7,000	-
Prepaid expenses	6,500	-
Total current assets	14,564	8,375

Deposit	578	578

Total Assets	$15,142	$8,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable – related party	$4,656	$13,736
Notes payable-related party	90,000	90,000
Total current liabilities	94,656	103,736

Total Liabilities	94,656	103,736

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at December 31, 2019 and September 30, 2019	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,404,492)	(1,419,761)
Total stockholders’ deficit	(79,514)	(94,783)

Total Liabilities and Stockholders’ Deficit	$15,142	$8,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2019	December 31, 2018

Revenues:
Consulting fees-related party	$28,500	$20,000
Total Revenues	28,500	20,000

Operating Expenses:
Office and administrative	1,906	1,701
Professional fees	10,405	11,297
Total Operating Expenses	12,311	12,998

Income From Operations	16,189	7,002
Other Expense
Interest expense	(920)	(1,158)
Total Expense	(920)	(1,158)
Net income	$15,269	$5,844
Net income per share - basic and diluted	$0.00	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2019	December 31, 2018
Cash flows from Operating Activities:
Net income	$15,269	$5,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable – related party	(7,000)	2,500
Increase in prepaid expenses	(6,500)	-

Increase (decrease) in accrued interest payable – related party	(9,080)	1,158
Increase in accounts payable and accrued expenses	-	4,619
Net cash provided by (used in) operating activities	(7,311)	14,121

Increase (decrease) in cash during the period	(7,311)	14,121

Cash, beginning of the period	8,375	4,812

Cash, end of the period	$1,064	$18,933
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

December 31, 2019

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2019, and the financial position as of December 31, 2019, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2019 included in our Report on Form 10-K as filed with the SEC on November 1, 2019. The September 30, 2019 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2019 or September 30, 2019.

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

The Company provides consulting service currently to a single client which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customers are satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2019 or 2018.

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This ASU is effective for the Company on October 1, 2019. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its financial statements and disclosures since it does not have any leases which meet the criteria.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company sustained a net income of approximately $15,000 for the three month period ended December 31, 2019 and has working capital and stockholder deficits of approximately $80,000 and $79,000 at December 31, 2019. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the three months ended December 31, 2019 and 2018, $28,500 and $20,000, respectively, of the Company’s revenue was derived from consulting services provided to a related party. As of December 31, 2019, $7,000 of those services remain unpaid by the related party and have been presented as accounts receivable – related party on the accompanying balance sheet.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority shareholder, that accrue interest at an annual rate of 4%,and are payable on demand. The balance on the notes is $90,000 as of December 31, 2019 and September 30, 2019. As of December 31, 2019 and September 30, 2019 total interest accrued on the notes payable was $4,656 and $13,736.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

Revenue: The Company’s revenues increased approximately 43% to $28,500 during the three months ended December 31, 2019 as compared to $20,000 for the three months ended December 31, 2018 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 5% to $12,311 during the three months ended December 31, 2019 as compared to $12,998 for the three months ended December 31, 2018 primarily due to a decrease in professional fees.

Income from operations: The Company’s income from operations increased approximately 131% to $16,189 during the three months ended December 31, 2019 from $7,002 for the three months ended December 31, 2018. The primary reason for this was due to an increase in consulting services provided.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $7,311 for the three months ended December 31, 2019 as compared to net cash provided by operating activities of approximately $14,121 for the three months ended December 31, 2018. The decrease was primarily due to the payment of accrued interest payable.

As of December 31, 2019, the Company had approximately $1,100 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2019. In addition, the Company has a working capital deficit at December 31, 2019 of $80,092 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended December 31, 2019 and 2018 were generated by an entity wholly owned by the Company’s majority shareholder or the entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: January 17, 2020	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

