Form 10-Q
period 2020-03-31
Wall Street Media Co, Inc.
filed 2020-04-28
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2020
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	September 30, 2019
ASSETS
Current Assets
Cash	$3,417	$8,375
Accounts receivable-related party	7,000	-
Total current assets	10,417	8,375

Deposit	578	578

Total Assets	$10,995	$8,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable – related party	$5,581	$13,736
Notes payable-related party	91,500	90,000
Total current liabilities	97,081	103,736

Total Liabilities	97,081	103,736

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at March 31, 2020 and September 30, 2019	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,411,064)	(1,419,761)
Total stockholders’ deficit	(86,086)	(94,783)

Total Liabilities and Stockholders’ Deficit	$10,995	$8,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenues:
Contracted services-related party	$17,000	$12,000	$45,500	$32,000
Total Revenues	17,000	12,000	45,500	32,000

Operating Expenses:
Internet and hosting services	625	620	625	620
Office and administrative	2,608	1,855	4,514	3,557
Professional fees	19,414	19,649	29,819	30,946
Total Operating Expenses	22,647	22,124	34,958	35,123

Profit (Loss) From Operations	(5,647)	(10,124)	10,542	(3,123)

Other Expense
Interest expense	(925)	(1,133)	(1,845)	(2,291)

Total Other Expense	(925)	(1,133)	(1,845)	(2,291

Net income (loss)	$(6,572)	$(11,257)	$8,697	$(5,414)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
Cash flows from Operating Activities:
Net income (loss)	$8,697	$(5,414)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable – related party	(7,000)	2,500
Increase (decrease) in accrued interest payable – related party	(8,155)	2,291
Increase (decrease) in accounts payable and accrued expenses	-	(727)
Net cash used in operating activities	(6,458)	(1,350)

Cash flows from Financing Activities:
Proceeds from notes payable	1,500	-
Net cash provided by financing activities	1,500	-

Decrease in cash during the period	(4,958)	(1,350)

Cash, beginning of the period	8,375	4,812

Cash, end of the period	$3,417	$3,462
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2020

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the six months ended March 31, 2020, and the financial position as of March 31, 2020, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2019 included in our Report on Form 10-K as filed with the SEC on November 1, 2019. The September 30, 2019 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2020 or September 30, 2019.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2020 or 2019.

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

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company sustained a net income of approximately $3,700 for the six month period ended March 31, 2020 and has working capital and stockholder deficits of approximately $87,000 and $86,000 at March 31, 2020. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the six months ended March 31, 2020 and 2019, $45,500 and $32,000, respectively, of the Company’s revenue was derived from consulting services provided to a related party. As of March 31, 2020, $7,000 of those services remain unpaid by the related party and have been presented as accounts receivable – related party on the accompanying balance sheet.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority shareholder, that accrue interest at an annual rate of 4%,and are payable on demand. The balance on the notes is $91,500 as of March 31, 2020 and $90,000 as of September 30, 2019. As of March 31, 2020 and September 30, 2019 total interest accrued on the notes payable was $5,581 and $13,736.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenue: The Company’s revenues increased by approximately 42% to $17,000 during the three months ended March 31, 2020 as compared to $12,000 for the three months ended March 31, 2019 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 2% to $22,647 during the three months ended March 31, 2020 as compared to $22,124 for the three months ended March 31, 2019 primarily due to an increase in office and administrative expenses.

Net loss from operations: The Company’s net loss from operations decreased approximately 44% to $5,647 during the three months ended March 31, 2020 from a net loss from operations of $10,124 for the three months ended March 31, 2019. The primary reason for this was due to an increase in consulting services provided.

FOR THE SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2019

Revenue: The Company’s revenues increased approximately 42% to $45,500 during the six months ended March 31, 2020 as compared to $32,000 for the six months ended March 31, 2019 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately .5% to $34,958 during the six months ended March 31, 2020 as compared to $35,123 for the six months ended March 31, 2019 primarily due to a decrease in professional fees.

Net profit from operations: The Company’s net profit from operations increased approximately 438% to $10,542 during the six months ended March 31, 2020 from a net loss from operations of $3,123 for the six months ended March 31, 2019. The primary reasons for this was due to an increase in consulting services provided.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $6,458 for the six months ended March 31, 2020 as compared to net cash used in operating activities of approximately $1,350 for the six months ended March 31, 2019. The decrease was primarily due to the payment of accrued interest payable.

As of March 31, 2020, the Company had approximately $3,400 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2019. In addition, the Company has a working capital deficit at March 31, 2020 of $86,664 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended March 31, 2020 and 2019 were generated by an entity wholly owned by the Company’s majority shareholder or the entity’s clients.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2016-02 and does not currently believe that it will have a material impact on its financial statements and disclosures, since it does not have any leases which meet the criteria.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: April 28, 2020	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

