Form 10-Q
period 2020-06-30
Wall Street Media Co, Inc.
filed 2020-08-03
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2020
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash	$4,577	$8,375
Accounts receivable-related party	7,000	-

Prepaid expenses	6,500	-
Total current assets	18,077	8,375

Deposit	578	578

Total Assets	$18,655	$8,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued interest payable – related party	$6,506	$13,736
Notes payable-related party	91,500	90,000
Total current liabilities	98,006	103,736

Total Liabilities	98,006	103,736

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at June 30, 2020 and September 30, 2019	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,404,329)	(1,419,761)
Total stockholders’ deficit	(79,351)	(94,783)

Total Liabilities and Stockholders’ Deficit	$18,655	$8,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Contracted services-related party	$19,000	$20,000	$64,500	$52,000
Total Revenues	19,000	20,000	64,500	52,000

Operating Expenses:
Internet and hosting services	-	-	625	620
Office and administrative	864	848	5,378	4,405
Professional fees	10,476	8,211	40,295	39,157
Total Operating Expenses	11,340	9,059	46,298	44,182

Net Profit From Operations	7,660	10,941	18,202	7,818

Other Expense
Interest expense – related party	(925)	(1,145)	(2,770)	(3,436)

Total Other Expense	(925)	(1,145)	(2,770)	(3,436)

Net income	$6,735	$9,796	$15,432	$4,382

Net income per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
Cash flows from Operating Activities:
Net income	$15,432	$4,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable – related party	(7,000)	2,500
Increase in prepaid expenses	(6,500)	-
Increase (decrease) in accounts payable	-	(3,331)
Increase (decrease) in accrued interest payable - related party	(7,230)	3,436
Net cash provided by (used in) operating activities	(5,298)	6,987

Cash flows from Financing Activities:
Proceeds from notes payable – related party	1,500	-
Net cash provided by financing activities	1,500	-

Increase (decrease) in cash during the period	(3,798)	6,987

Cash, beginning of the period	8,375	4,812

Cash, end of the period	$4,577	$11,799
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2020

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact to the operations, we cannot estimate the duration of the pandemic and potential impact on the business. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in implementing the Company’s business plan. At this time, the Company is unable to estimate the ultimate impact of this event on its current or future operations.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the nine months ended June 30, 2020, and the financial position as of June 30, 2020, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2019 included in our Report on Form 10-K as filed with the SEC on November 1, 2019. The September 30, 2019 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2020 or September 30, 2019.

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

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2020 or 2019.

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This ASU was effective for the Company on October 1, 2019 and it did not have a material impact on the financial statements and disclosures of the Company since it does not have any leases which meet the criteria.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, for the nine month period ended June 30, 2020 the Company generated net income of $15,432 and used cash in operations of $5,298. At June 30, 2020, the Company has a working capital deficit and total stockholders’ deficits of approximately $80,000 and $79,000, respectively. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2020 and 2019, $64,500 and $52,000, respectively, of the Company’s revenues were from consulting services provided to a related party. As of June 30, 2020, $7,000 of those services remain unpaid by the related party and have been presented as accounts receivable – related party on the accompanying balance sheet. There were no such receivables due the Company as of September 30, 2019.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority shareholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 at June 30, 2020 and $90,000 as of September 30, 2019. At June 30, 2020 and September 30, 2019 total interest accrued on the notes payable was $6,506 and $13,736. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying balance sheets. During the three months ended June 30, 2020 and 2019, interest expense on the notes was $925 and $1,145, respectively, and the nine months ended June 30, 2020 and 2019, interest expense on the notes was $2,770 and $3,436, respectively, as presented on the accompanying statement of operations as interest expense – related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of the Company’s operations in the normal course of business. As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact to the operations, we cannot estimate the duration of the pandemic and potential impact on the business. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in implementing the Company’s business plan. At this time, the Company is unable to estimate the ultimate impact of this event on its current or future operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Revenue: The Company’s revenues decreased by approximately 5% to $19,000 during the three months ended June 30, 2020 as compared to $20,000 for the three months ended June 30, 2019 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 25% to $11,340 during the three months ended June 30, 2020 as compared to $9,059 for the three months ended June 30, 2019 primarily due to an increase in professional fees.

Net profit from operations: The Company’s net profit from operations decreased approximately 30% to $7,660 during the three months ended June 30, 2020 from a net profit from operations of $10,941 for the three months ended June 30, 2019. The primary reason for this was due to an increase in professional fees expense.

FOR THE NINE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2019

Revenue: The Company’s revenues increased approximately 24% to $64,500 during the nine months ended June 30, 2020 as compared to $52,000 for the nine months ended June 30, 2019 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 5% to $46,298 during the nine months ended June 30, 2020 as compared to $44,182 for the nine months ended June 30, 2019 primarily due to an increase in professional fees.

Net profit from operations: The Company’s net profit from operations increased approximately 133% to $18,202 during the nine months ended June 30, 2020 from a net income from operations of $7,818 for the nine months ended June 30, 2019. The primary reasons for this was due to an increase in consulting services provided.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $5,298 for the nine months ended June 30, 2020 as compared to net cash provided by operating activities of approximately $6,987 for the nine months ended June 30, 2019. The decrease was primarily due to the payment of prepaid expenses and accrued interest payable- related party.

As of June 30, 2020, the Company had approximately $4,600 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2019. In addition, the Company has a working capital deficit and accumulated deficit at June 30, 2020 of $79,929 and $1,404,329, respectively, with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the three and nine months ended June 30, 2020 and 2019 were generated by an entity wholly owned by the Company’s majority shareholder or the related entity’s clients.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This ASU was effective for the Company on October 1, 2019 and it did not have a material impact on the financial statements and disclosures of the Company since it does not have any leases which meet the criteria.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable to smaller reporting companies .

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

Wall Street Media Co, Inc.

Date: August 3, 2020	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

