Form 10-K
period 2020-09-30
Wall Street Media Co, Inc.
filed 2020-11-12
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2020, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $974,218 based on the last reported sale price of our common stock on the OTCQB, which was $0.09 per share on March 31, 2020.

As of November 6, 2020, there were 26,922,006 shares of the registrant’s common stock issued and outstanding.

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

For the fiscal years ended September 30, 2020 and 2019, $79,500 and $90,290, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have a very limited operating history and our business plan is unproven and may not be successful.

To date, we have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. In addition, we currently provide all of our consulting services to Landmark-Pegasus, a related party. For the fiscal years ended September 30, 2020 and 2019, $79,500 and $90,290, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,406,957 as of September 30, 2020 and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to pursue additional capital during the fiscal year ending September 30, 2020, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended September 30, 2020 , trades were only reported on 38 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of November 6, 2020, our common stock has had a 52-week high sale price of $0.525 and a low sale price of $0.06. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended September 30, 2020, trades were only reported on 28 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact to the operations, we cannot estimate the duration of the pandemic and potential impact on the business. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in implementing the Company’s business plan. At this time, the Company is unable to estimate the ultimate impact of this event on its operations.

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

	High	Low
Fiscal Year Ended September 30, 2019
Quarter Ended December 31, 2018	$0.1970	$0.1800
Quarter Ended March 31, 2019	$0.1970	$0.1190
Quarter Ended June 30, 2019	$0.2400	$0.1190
Quarter Ended September 30, 2019	$0.1800	$0.1190

Fiscal Year Ended September 30, 2020
Quarter Ended December 31, 2019	$0.1800	$0.1650
Quarter Ended March 31, 2020	$0.1450	$0.0090
Quarter Ended June 30, 2020	$0.5250	$0.0070
Quarter Ended September 30, 2020	$0.2000	$0.0750

**On November 6, 2020, the most recent day on which our common stock was traded on the OTCQB, the closing price per share of our common stock as quoted on the OTCQB was $0.09.

As of September 30, 2020, the Company had 26,922,006 shares of common stock issued, par value $0.001, held by approximately 81 shareholders of record.

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

There were no sales of unregistered securities during the fiscal year ended September 30, 2020.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2020 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2019

Revenue: The Company’s revenues decreased approximately 12% from $90,290 during the year ended September 30, 2019 to $79,500 for the year ended September 30, 2020 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased approximately .6% from $62,606 during the year ended September 30, 2019 to $62,991 for the year ended September 30, 2020. The primary reason for this was due to an increase in office and administrative expense.

Interest Expense: The Company’s interest expense decreased approximately 15% from $4,370 during the year ended September 30, 2019 as compared to $3,705 for the year ended September 30, 2020 due to the fewer increases in notes payable during the year.

Income from Operations: The Company’s income from operations decreased approximately 40% from $27,684 for the year ended September 30, 2019 as compared to $16,509 for the year ended September 30, 2020. The primary reason for this was due to the decrease in consulting services provided. $79,500 and $90,290, or 100%, of the Company’s revenue during the years ended September 30, 2020 and 2019, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $491 for the year ended September 30, 2020 as compared to net cash provided by operating activities of $26,853 for the year ended September 30, 2019.

Net cash provided by financing activities was $1,500 for the year ended September 30, 2020 as compared to net cash used in financing activities of $23,290 for the year ended September 30, 2019, primarily due to repayments of accrued interest payable-related party.

The working capital deficit was $82,557 for the year ended September 30, 2020 as compared to a working capital deficit of $95,361 for the year ended September 30, 2019.

As of September 30, 2020, the Company had $9,384 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

In August, 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. This ASU is not expected to have a material impact on the financial statements and disclosures of the Company since it does not have any debt that meets the criteria.

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
November 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wall Street Media Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wall Street Media Co., Inc. (the Company) as of September 30, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2020, and the related notes to the financial statements (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit and negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2020.

Palm Beach Gardens, Florida

November 12, 2020

WALL STREET MEDIA CO., INC.

Balance Sheets

	September 30, 2020	September 30, 2019

ASSETS
Current Assets
Cash	$9,384	$8,375
Accounts receivable-related party	5,000	-
Total Current Assets	14,384	8,375

Deposits	578	578
Total Assets	$14,962	$8,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable-related party	$5,441	$13,736
Notes payable -related party	91,500	90,000
Total current liabilities	96,941	103,736

Total Liabilities	96,941	103,736

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at September 30, 2020 and 2019	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,406,957)	(1,419,761)
Total stockholders’ deficit	(81,979)	(94,783)

Total Liabilities and Stockholders’ Deficit	$14,962	$8,953

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Operations

	For the year ended	For the year ended
	September 30, 2020	September 30, 2019

Revenues:
Consulting fees from related party	$79,500	$90,290
Total Revenues	79,500	90,290

Operating Expenses:
Programming and development	625	620
Office and administrative	17,946	16,753
Professional fees	43,045	43,733
Rent	1,375	1,500
Total Operating Expenses	62,991	62,606

Income From Operations	16,509	27,684

Other Expense
Interest expense	(3,705)	(4,370)
Total Other Expense	(3,705)	(4,370)

Net income	$12,804	$23,314
Net income per share - basic and diluted	$0.00	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended September 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2018	26,922,006	$26,922	$1 ,298,056	$(1,443,075)	$(118,097)

Net income	-	-	-	23,314	23,314

Balance at September 30, 2019	26,922,006	26,922	1,298,056	(1,419,761)	(94,783)
Net income	-	-	-	12,804	12,804

Balance at September 30, 2020	26,922,006	$26,922	$1,298,056	$(1,406,957)	$(81,979)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Cash Flows

	For the year ended	For the year ended
	September 30, 2020	September 30, 2019
Cash flows (used in) provided Operating Activities:
Net income	$12,804	$23,314
Changes in operating assets and liabilities:
Accounts receivable-related party	(5,000)	2,500
Accrued expenses	-	(3,331)
Accrued interest payable-related party	(8,295)	4,370
Net cash (used in) provided by operating activities	(491)	26,853

Cash flows provided by (used in) Financing Activities: Repayments of notes payable-related party	-	(23,290)
Proceeds from issuance of notes payable-related party	1,500	-
Net cash provided by (used in) financing activities	1,500	(23,290)

Increase in cash during the year	1,009	3,563

Cash, beginning of year	8,375	4,812

Cash, end of year	$9,384	$8,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Interest paid in cash	$8,295	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2020 and 2019

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact to the operations, we cannot estimate the duration of the pandemic and potential impact on the business. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in implementing the Company’s business plan. At this time, the Company is unable to estimate the ultimate impact of this event on its operations.

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

Revenue Recognition

As of October 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2020 and 2019

The Company provides consulting service currently to a single client and represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customers are satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service

Income Taxes

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2020, tax years 2019, 2018 and 2017 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2020 and 2019.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2020 and 2019

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This ASU was effective for us on October 1, 2019. The Company evaluated the impact of the adoption of ASU 2016-02 and it had no material impact on its financial statements and disclosures since it does not have any lease which meets the criteria.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2020 and 2019, the Company reported a net income of $12,804 and $23,314, respectively, and net cash used in operating activities of $491 in 2020 and net cash provided by operating activities of $26,853 in 2019. In addition, the Company has a working capital deficit of $82,557 and an accumulated deficit of $1,406,957 at September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$79,500 and $90,290, or 100% of the Company’s revenue during the years ended September 30, 2020 and 2019, respectively, was derived from Landmark-Pegasus, a related party, and a direct client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2020, $5,000 of those services remain unpaid by the related party and have been presented as accounts receivable - related party on the accompanying balance sheet. There were no such receivables due the Company as of September 30, 2019.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 at September 30, 2020 and $90,000 as of September 30, 2019. At September 30, 2020 and 2019 total interest accrued on the notes payable was $5,441 and $13,736, respectively.

Jeffrey A. Lubchansky, the Company’s Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $18,000 during the year ended September 30, 2020 as compensation for his services as an executive officer. His compensation is $1,500 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statement of Operations.

Note 4 – Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding. The Company has 195,000,000 common stock authorized and has 26,922,007 shares issued and outstanding at September 30, 2020 and 2019.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2020 and 2019

Note 5 – Income Taxes

There was no income tax expense in fiscal 2020 and 2019 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2020 and 2019 computed at the United States federal tax rate of 21% to income tax expense (benefit) is as follows:

	2020	2019
Tax expense at the United States statutory rate	$2,488	$4,686
State income tax, net of federal	756	1,058
Change in valuation allowance	(3,244)	(5,744)

Income tax expense (benefits)	$-	$-

Tax expense at the United States statutory rate	21.00%	21.00%
State income tax, net of federal	4.74%	4.74%
Change in valuation allowance	(25.74)%	(25.74)%

Income tax expense (benefits)	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2020	2019
Net operating loss carryforward	$37,802	$41,046
Valuation allowance	(37,802)	(41,046)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2020, the Company has net operating losses (“NOL”) of approximately $643,000 that will expire from 2031 to 2040. Under IRS Code Section 382, the annual allowable NOL deduction will be limited to $31,000 per year for years 2011-2015 due to a change in control that occurred in 2015. Therefore, the Company’s NOLs available after Section 382 limitations is approximately $75,000.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2020 and 2019 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2020 and 2019.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2020 and 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the fiscal years ended September 30, 2020 and 2019, 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party, and a direct client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2020, the Company’s accounts receivable of $5,000 is due from this related party,

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2020.

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

Name	Age	Position

Jeffrey A. Lubchansky	67	Chairman of the Board, Director, President and Chief Executive Officer

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jeffrey A. Lubchansky, President and Chief Executive Officer	2020	$18,000	0	0	0	0	0	0	$18,000
	2019	$12,000	0	0	0	0	0	0	$12,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2020.

Compensation of Directors. Mr. Lubchansky, our President and Chief Executive Officer, is our sole director. No compensation was paid to Mr. Lubchansky in his capacity as a director during the fiscal years ended September 30, 2020 and 2019. In the future, we may seek additional qualified candidates to serve on the Board of Directors and at that point, we may develop a compensation package to offer to members of the Board of Directors and its committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers , and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Named Executive Officers and Directors:
Jeffrey A. Lubchansky		2,900		*
All directors and executive officers as a group (1 person)		2,900		*

5% Stockholders:
John Moroney	P.O. Box 1095 1095 Military Trail Jupiter, FL 33468	16,094,466	(3)	59.8%
Nathan Fink	470 New Milford Ave. Oradell, NJ 07640	4,000,000		14.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2020 (26,922,007 shares of common stock).

(3)	Represents shares of common stock held jointly by Mr. Moroney and his spouse.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2020, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration.

$79,500 and $90,290, or 100% of the Company’s revenue during the fiscal years ended September 30, 2020 and 2019, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Assurance Dimensions as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2020 and 2019 were approved by the Board of Directors.

Assurance Dimensions acted as our independent registered public accounting firm until January 1, 2020. On January 1, 2020, our Board of Directors appointed D. Brooks & Associates, CPAs, PA (“Brooks”) as our independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Assurance Dimensions and D. Brooks & Associates, CPAs, PA, respectively, for the fiscal years ended September 30, 2020 and 2019:

	2020	2019
Audit Fees (1)	$16,500	$16,500

Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$3,500	$3,800

(1) Audit Fees: This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. $4,500 was paid to Assurance and $9,000 was paid to Brooks.

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Assurance Dimensions or Brooks during the fiscal years ended September 30, 2020 or 2019.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Assurance Dimensions or Brooks during the fiscal years ended September 30, 2020 or 2019.

(4) All Other Fees: This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-11.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Exhibit Type
3.1*	Articles of incorporation of the registrant dated January 6, 2009.

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3*	Certificate of change to articles of incorporation of the registrant dated November 14, 2012.

3.4*	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012.

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: November 12, 2020
/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jeffrey A. Lubchansky	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	November 12, 2020
Jeffrey A. Lubchansky

