Form 10-Q
period 2020-12-31
Wall Street Media Co, Inc.
filed 2021-01-22
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2021
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	December 31, 2020	September 30, 2020
ASSETS
Current Assets
Cash	$10,630	$9,384
Accounts receivable-related party	-	5,000
Prepaid expenses	7,500	-
Total current assets	18,130	14,384

Deposit	578	578

Total Assets	$18,708	$14,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable – related party	$6,377	$5,441
Accrued expenses	400	-
Notes payable-related party	91,500	91,500
Total current liabilities	98,277	96,941

Total Liabilities	98,277	96,941

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at December 31, 2020 and September 30, 2020	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,404,547)	(1,406,957)
Total stockholders’ deficit	(79,569)	(81,979)

Total Liabilities and Stockholders’ Deficit	$18,708	$14,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2020	December 31, 2019

Revenues:
Consulting fees-related party	$20,000	$28,500
Total Revenues	20,000	28,500

Operating Expenses:
Office and administrative	2,119	1,906
Professional fees	14,535	10,405
Total Operating Expenses	16,654	12,311

Income From Operations	3,346	16,189
Other Expense
Interest expense-related party	(936)	(920)
Total Other Expense	(936)	(920)
Net income	$2,410	$15,269
Net income per share - basic and diluted	$0.00	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

2

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three months ended December 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2019	26,922,006	$26,922	$1 ,298,056	$(1,419,761)	$(94,783)

Net income	-	-	-	15,269	15,269

Balance at December 31, 2019	26,922,006	$26,922	$1,298,056	$(1,404,492)	$(79,514)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three months ended December 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	26,922,006	$26,922	$1 ,298,056	$(1,406,957)	$(81,979)

Net income	-	-	-	2,410	2,410

Balance at December 31, 2020	26,922,006	$26,922	$1,298,056	$(1,404,547)	$(79,569)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2020	December 31, 2019
Cash flows from Operating Activities:
Net income	$2,410	$15,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable – related party	5,000	(7,000)
(Increase) in prepaid expenses	(7,500)	(6,500)
Increase (decrease) in accrued interest payable – related party	936	(9,080)
Increase in accrued expenses	400	-
Net cash provided by (used in) operating activities	1,246	(7,311)

Increase (decrease) in cash during the period	1,246	(7,311)

Cash, beginning of the period	9,384	8,375

Cash, end of the period	$10,630	$1,064
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

December 31, 2020

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2020, and the financial position as of December 31, 2020, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2020 included in our Report on Form 10-K as filed with the SEC on November 12, 2020. The September 30, 2020 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or September 30, 2020.

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

The Company provides consulting service currently to a single related party customer which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customers are satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2020 or 2019.

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This ASU was effective for the Company on October 1, 2019. This ASU did not have a material impact on the Company’s financial statements and disclosures since it does not have any leases which meet the criteria.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company sustained a net income of approximately $2,400 for the three month period ended December 31, 2020 and has working capital and stockholder deficit of approximately $80,000 at December 31, 2020. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. The Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the three months ended December 31, 2020 and 2019, $20,000 and $28,500, respectively, of the Company’s revenue was derived from consulting services provided to Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrue interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 as of December 31, 2020 and September 30, 2020. As of December 31, 2020 and September 30, 2020 total interest accrued on the notes payable was $6,377 and $5,441. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying balance sheets. During the three months ended December 31, 2020 and 2019, interest expense on the notes was $936 and $920, respectively, as presented on the accompanying statement of operations as interest expense – related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of operations in the normal course of business. As of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

The Company provides consulting service currently to a single related party customer and represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019

Revenue: The Company’s revenues decreased approximately 30% to $20,000 during the three months ended December 31, 2020 as compared to $28,500 for the three months ended December 31, 2019 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 35% to $16,654 during the three months ended December 31, 2020 as compared to $12,311 for the three months ended December 31, 2019 primarily due to an increase in professional fees.

Income from operations: The Company’s income from operations decreased approximately 79% to $3,346 during the three months ended December 31, 2020 from a net income from operations of $16,189 for the three months ended December 31, 2019. The primary reasons for this was due to a decrease in consulting services provided and an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,246 for the three months ended December 31, 2020 as compared to net cash used in operating activities of $7,311 for the three months ended December 31, 2019. The increase was primarily due to the collection of accounts receivable - related party.

As of December 31, 2020, the Company had $10,630 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2020. In addition, the Company has a working capital deficit and accumulated deficit at December 31, 2020 of $80,147 and $1,404,547, respectively, with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended December 31, 2020 and 2019 were generated by an entity wholly owned by the Company’s majority shareholder or the entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: January 22, 2021	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

