Form 10-Q
period 2021-03-31
Wall Street Media Co, Inc.
filed 2021-04-27
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2021
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$5,021	$9,384
Accounts receivable-related party	5,000	5,000
Prepaid expenses	5,000	-
Total current assets	15,021	14,384

Deposit	578	578

Total Assets	$15,599	$14,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable – related party	$5,292	$5,441
Notes payable-related party	91,500	91,500
Total current liabilities	96,792	96,941

Total Liabilities	96,792	96,941

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at March 31, 2021 and September 30, 2020	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,406,171)	(1,406,957)
Total stockholders’ deficit	(81,193)	(81,979)

Total Liabilities and Stockholders’ Deficit	$15,599	$14,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues:
Contracted services-related party	$15,000	$17,000	$35,000	$45,500
Total Revenues	15,000	17,000	35,000	45,500

Operating Expenses:
Internet and hosting services	-	625	-	625
Office and administrative	2,420	2,608	4,539	4,514
Professional fees	13,289	19,414	27,824	29,819
Total Operating Expenses	15,709	22,647	32,363	34,958

Income (Loss) From Operations	(709)	(5,647)	2,637	10,542

Other Expense
Interest expense-related party	(915)	(925)	(1,851)	(1,845)

Total Other Expense	(915)	(925)	(1,851)	(1,845)

Net income (loss)	$(1,624)	$(6,572)	$786	$8,697

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2019	26,922,006	$26,922	$1 ,298,056	$(1,419,761)	$(94,783)

Net income	-	-	-	15,269	15,269

Balance at December 31, 2019	26,922,006	$26,922	$1,298,056	$(1,404,492)	$(79,514)

Net loss	-	-	-	(6,572)	(6,572)

Balance at March 31, 2020	26,922,006	$26,922	$1,298,056	$(1,411,064)	$(86,086)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	26,922,006	$26,922	$1 ,298,056	$(1,406,957)	$(81,979)

Net income	-	-	-	2,410	2,410

Balance at December 31, 2020	26,922,006	$26,922	$1,298,056	$(1,404,547)	$(79,569)

Net loss	-	-	-	(1,624)	(1,624)

Balance at March 31, 2021	26,922,006	$26,922	$1,298,056	$(1,406,171)	$(81,193)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Cash flows from Operating Activities:
Net income	$786	$8,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable – related party	-	(7,000)
(Increase) in prepaid expenses	(5,000)	-
(Decrease) in accrued interest payable - related party	(149)	(8,155)
Net cash used in operating activities	(4,363)	(6,458)
Cash flows from Financing Activities:
Proceeds from notes payable	-	1,500
Net cash provided by financing activities	-	1,500

Decrease in cash during the period	(4,363)	(4,958)

Cash, beginning of the period	9,384	8,375

Cash, end of the period	$5,021	$3,417
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$2,000	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2021

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

The Company provides consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to Landmark-Pegasus, Inc., a related party (“Landmark-Pegasus”) or its clients. Landmark-Pegasus is wholly owned by John Moroney, the Company’s majority stockholder. Mr. Moroney also acts as Landmark-Pegasus’ President.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2021, and the financial position as of March 31, 2021, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2020 included in our Report on Form 10-K as filed with the SEC on November 12, 2020. The September 30, 2020 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 or September 30, 2020.

Revenue Recognition

The Company recognized revenue using the five-step revenue recognition model as prescribed by ASC 606, “Revenue from Contracts with Customers”. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company provides consulting services currently to a single client which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2021 or 2020.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company generated net income of $786 and used cash in operations of $4,363 for the six month period ended March 31, 2021 and has negative working capital and a stockholders’ deficit of $81,771 and $81,193 at March 31, 2021, respectively. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the six months ended March 31, 2021 and 2020, $35,000 and $45,500, respectively, of the Company’s revenue was derived from consulting services provided to a related party. As of March 31, 2021, $5,000 of accounts receivable remain due from this related party for consulting services performed.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 as of March 31, 2021 and September 30, 2020. As of March 31, 2021 and September 30, 2020 total interest accrued on the notes payable was $5,292 and $5,441, respectively. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying condensed balance sheets. During the three months ended March 31, 2021 and 2020, interest expense on the notes was $915 and $925, respectively, as presented on the accompanying condensed statement of operations as interest expense - related party. During the six months ended March 31, 2021 and 2020, interest expense on the notes was $1,851 and $1,845, respectively, as presented on the accompanying condensed statement of operations as interest expense - related party.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Revenue Recognition

The Company recognized revenue using the five-step revenue recognition model as prescribed by ASC 606, “Revenue from Contracts with Customers”. The underlying principle of new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company provides consulting services currently to a single client and represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Revenue: The Company’s revenues decreased by approximately 12% to $15,000 during the three months ended March 31, 2021 as compared to $17,000 for the three months ended March 31, 2020 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 31% to $15,709 during the three months ended March 31, 2021 as compared to $22,647 for the three months ended March 31, 2020 primarily due to a decrease in professional fees.

Net loss from operations: The Company’s net loss from operations decreased approximately 87% to $709 during the three months ended March 31, 2021 from a net loss from operations of $5,647 for the three months ended March 31, 2020. The primary reason for this was due to an decrease in professional fees.

FOR THE SIX MONTHS ENDED MARCH 31, 2021 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2020

Revenue: The Company’s revenues decreased approximately 23% to $35,000 during the six months ended March 31, 2021 as compared to $45,500 for the six months ended March 31, 2020 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 7% to $32,363 during the six months ended March 31, 2021 as compared to $34,958 for the six months ended March 31, 2020 primarily due to a decrease in professional fees.

Net income from operations: The Company’s net income from operations decreased approximately 75% to $2,637 during the six months ended March 31, 2021 from net income from operations of $10,542 for the six months ended March 31, 2020. The primary reasons for this was due to a decrease in consulting services provided, offset by a decrease in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,363 for the six months ended March 31, 2021 as compared to net cash used in operating activities of $6,458 for the six months ended March 31, 2020. The decrease was primarily due to the decrease in net income and prepaid expenses.

As of March 31, 2021, the Company had $5,021 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2020. In addition, the Company has a working capital deficit at March 31, 2021 of $81,771 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended March 31, 2021 and 2020 were generated by an entity wholly owned by the Company’s majority stockholder or the entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: April 27, 2021	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

