Form 10-Q
period 2021-06-30
Wall Street Media Co, Inc.
filed 2021-07-22
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule- 12b-2 of the Exchange Act. -(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2021
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$8	$9,384
Accounts receivable-related party	12,500	5,000
Prepaid expenses	8,750	-
Total current assets	21,258	14,384

Deposit	578	578

Total Assets	$21,836	$14,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable – related party	$6,217	$5,441
Notes payable-related party	91,500	91,500
Total current liabilities	97,717	96,941

Total Liabilities	97,717	96,941

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at June 30, 2021 and September 30, 2020	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,400,859)	(1,406,957)
Total stockholders’ deficit	(75,881)	(81,979)

Total Liabilities and Stockholders’ Deficit	$21,836	$14,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Contracted services-related party	$22,500	$19,000	$57,500	$64,500
Total Revenues	22,500	19,000	57,500	64,500

Operating Expenses:
Internet and hosting services	-	-	-	625
General and administrative	2,037	864	6,576	5,378
Professional fees	14,226	10,476	42,050	40,295
Total Operating Expenses	16,263	11,340	48,626	46,298

Income From Operations	6,237	7,660	8,874	18,202

Other Expense
Interest expense – related party	(925)	(925)	(2,776)	(2,770)

Total Other Expense	(925)	(925)	(2,776)	(2,770)

Net income	$5,312	$6,735	$6,098	$15,432

Net income per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	26,922,006	$26,922	$1,298,056	$(1,406,957)	$(81,979)

Net income	-	-	-	2,410	2,410

Balance at December 31, 2020	26,922,006	$26,922	$1,298,056	$(1,404,547)	$(79,569)

Net loss	-	-	-	(1,624)	(1,624)

Balance at March 31, 2021	26,922,006	$26,922	$1,298,056	$(1,406,171)	$(81,193)

Net income	-	-	-	5,312	5,312

Balance at June 30, 2021	26,922,006	$26,922	$1,298,056	$(1,400,859)	$(75,881)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2019	26,922,006	$26,922	$1,298,056	$(1,419,761)	$(94,783)

Net income	-	-	-	15,269	15,269

Balance at December 31, 2019	26,922,006	$26,922	$1,298,056	$(1,404,492)	$(79,514)

Net loss	-	-	-	(6,572)	(6,572)

Balance at March 31, 2020	26,922,006	$26,922	$1,298,056	$(1,411,064)	$(86,086)

Net income	-	-	-	6,735	6,735

Balance at June 30, 2020	26,922,006	$26,922	$1,298,056	$(1,404,329)	$(79,351)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Cash flows from Operating Activities:
Net income	$6,098	$15,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable – related party	(7,500)	(7,000)
Increase in prepaid expenses	(8,750)	(6,500)
Increase (decrease) in accrued interest payable - related party	776	(7,230)
Net cash used in operating activities	(9,376)	(5,298)
Cash flows from Financing Activities:
Proceeds from notes payable – related party	-	1,500
Net cash (used in) provided by financing activities	(9,376)	1,500

Decrease in cash during the period	(9,376)	(3,798)

Cash, beginning of the period	9,384	8,375

Cash, end of the period	$8	$4,577
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$2,000	$10,000

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2021

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the nine months ended June 30, 2021, and the financial position as of June 30, 2021, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2020 included in our Report on Form 10-K as filed with the SEC on November 12, 2020. The September 30, 2020 balance sheet is derived from those financial statements.

Use of Estimates

The financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation allowance on deferred tax assets and collectability of accounts receivable with related party.

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 or September 30, 2020.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2021

Revenue Recognition

The Company recognizes revenue using the five-step revenue recognition model as prescribed by ASC 606, “Revenue from Contracts with Customers”. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services.

The Company provides consulting services currently to an entity wholly owned by the Company’s majority stockholder or the related entity’s clients which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2021 or 2020.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2021

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, for the nine month period ended June 30, 2021 the Company generated net income of $6,098 and used cash in operations of $9,376. At June 30, 2021, the Company has a working capital deficit of $76,459. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2021 and 2020, $57,500 and $64,500, respectively, of the Company’s revenues were from consulting services provided to an entity wholly owned by the Company’s majority stockholder. As of June 30, 2021 and September 30, 2020, $12,500 and $5,000, respectively, of those services remain unpaid by the related party and have been presented as accounts receivable – related party on the accompanying condensed balance sheet.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 at June 30, 2021 and at September 30, 2020. At June 30, 2021 and September 30, 2020 total interest accrued on the notes payable was $6,217 and $5,441. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying condensed balance sheets. During the three months ended June 30, 2021 and 2020, interest expense on the notes was $925 and $925, respectively, and the nine months ended June 30, 2021 and 2020, interest expense on the notes was $2,776 and $2,770, respectively, as presented on the accompanying condensed statement of operations as interest expense – related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of the Company’s operations in the normal course of business. At June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

The Company provides consulting services currently to an entity wholly owned by the Company’s majority stockholder or the related entity’s clients which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Revenue: The Company’s revenues increased by approximately 18% to $22,500 during the three months ended June 30, 2021 as compared to $19,000 for the three months ended June 30, 2020 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 43% to $16,263 during the three months ended June 30, 2021 as compared to $11,340 for the three months ended June 30, 2020 primarily due to an increase in professional fees.

Income from operations: The Company’s income from operations decreased approximately 19% to $6,237 during the three months ended June 30, 2021 from income from operations of $7,660 for the three months ended June 30, 2020. The primary reason for this was due to an increase in professional fees expense.

FOR THE NINE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2020

Revenue: The Company’s revenues decreased approximately 11% to $57,500 during the nine months ended June 30, 2021 as compared to $64,500 for the nine months ended June 30, 2020 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 5% to $48,626 during the nine months ended June 30, 2021 as compared to $46,298 for the nine months ended June 30, 2020 primarily due to an increase in professional fees.

Income from operations: The Company’s income from operations decreased approximately 51% to $8,874 during the nine months ended June 30, 2021 from income from operations of $18,202 for the nine months ended June 30, 2020. The primary reasons for this was due to an decrease in consulting services provided and an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $9,376 for the nine months ended June 30, 2021 as compared to net cash used in operating activities of $5,298 for the nine months ended June 30, 2020. The decrease was primarily due to the payment of prepaid expenses and accrued interest payable- related party.

As of June 30, 2021, the Company had $8 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2020. In addition, the Company has a working capital deficit at June 30, 2021 of $76,459 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the three and nine months ended June 30, 2021 and 2020 were generated by an entity wholly owned by the Company’s majority shareholder or the related entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: July 22, 2021	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

