Form 10-K
period 2021-09-30
Wall Street Media Co, Inc.
filed 2021-12-20
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $1,894,313 based on the last reported sale price of our common stock on the OTCQB, which was $0.175 per share on March 31, 2021.

As of December 15, 2021, there were 26,922,006 shares of the registrant’s common stock issued and outstanding.

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

For the fiscal years ended September 30, 2021 and 2020, $72,500 and $79,500, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party, or clients of Landmark-Pegusus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have a very limited operating history and our business plan is unproven and may not be successful.

To date, we have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. In addition, we currently provide all of our consulting services to Landmark-Pegasus, a related party. For the fiscal years ended September 30, 2021 and 2020, $72,500 and $79,500, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,411,896 as of September 30, 2021 and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to pursue additional capital during the fiscal year ending September 30, 2021, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended September 30, 2021 , trades were only reported on 43 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of September 30,2021, our common stock has had a 52-week high sale price of $0.65 and a low sale price of $0.028. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended September 30, 2021, trades were only reported on 43 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

The Company leases on a month to month basis virtual office space at 110 Front Street – Suite 300, Jupiter, FL 33477. Monthly rent is $141.

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

	High	Low
Fiscal Year Ended September 30, 2020
Quarter Ended December 31, 2019	$0.1800	$0.1650
Quarter Ended March 31, 2020	$0.1450	$0.0090
Quarter Ended June 30, 2020	$0.5250	$0.0070
Quarter Ended September 30, 2020	$0.2000	$0.0750

Fiscal Year Ended September 30, 2021
Quarter Ended December 31, 2020	$0.1700	$0.0280
Quarter Ended March 31, 2021	$0.7980	$0.0745
Quarter Ended June 30, 2021	$0.3999	$0.1010
Quarter Ended September 30, 2021	$0.3999	$0.1110

**On September 24, 2021, the most recent day on which our common stock was traded on the OTCQB, the closing price per share of our common stock as quoted on the OTCQB was $0.112.

As of September 30, 2021, the Company had 26,922,006 shares of common stock issued, par value $0.001, held by approximately 81 shareholders of record.

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

There were no sales of unregistered securities during the fiscal year ended September 30, 2021.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2021 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2020

Revenue: The Company’s revenues decreased approximately 9% from $79,500 during the year ended September 30, 2020 to $72,500 for the year ended September 30, 2021 due to a decrease in consulting services provided. All revenues generated during the years ended September 30, 2021 and 2020 are with related parties.

Operating Expenses: The Company’s operating expenses increased approximately 17% from $62,991 during the year ended September 30, 2020 to $73,728 for the year ended September 30, 2021. The primary reason for this was due to an increase in bad debt expense.

Interest Expense: The Company’s interest expense increased approximately .1% from $3,705 during the year ended September 30, 2020 as compared to $3,711 for the year ended September 30, 2021 due to no change in notes payable during the year.

Income from Operations: The Company’s income from operations decreased approximately 107% from $16,509 for the year ended September 30, 2020 as compared to a loss from operations of $1,228 for the year ended September 30, 2021. The primary reasons for this was due to the decrease in consulting services provided and the increase in bad debt expense. $72,500 and $79,500, or 100%, of the Company’s revenue during the years ended September 30, 2021 and 2020, respectively, was derived from Landmark-Pegasus, a related party, or clients of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8,228 for the year ended September 30, 2021 as compared to $491 for the year ended September 30, 2020.

Net cash provided by financing activities was $0 for the year ended September 30, 2021 as compared to net cash used in financing activities of $1,500 for the year ended September 30, 2020, primarily due to repayments of accrued interest payable-related party.

The working capital deficit was $87,496 for the year ended September 30, 2021 as compared to a working capital deficit of $82,557 for the year ended September 30, 2020.

As of September 30, 2021, the Company had $1,156 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wall Street Media Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wall Street Media Co., Inc. (the Company) as of September 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2021 and 2020, and the related notes to the financial statements (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2020.

Palm Beach Gardens, Florida

December 20, 2021

WALL STREET MEDIA CO., INC.

Balance Sheets

	September 30, 2021	September 30, 2020

ASSETS
Current Assets
Cash	$1,156	$9,384
Accounts receivable-related party-net of allowance of $10,000 at September 30, 2021	5,000	5,000

Prepaid Expenses	5,000	-

Total Current Assets	11,156	14,384

Deposits	578	578
Total Assets	$11,734	$14,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable-related party	$7,152	$5,441
Notes payable -related party	91,500	91,500
Total Current Liabilities	98,652	96,941

Total Liabilities	98,652	96,941

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at September 30, 2021 and 2020	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,411,896)	(1,406,957)
Total Stockholders’ Deficit	(86,918)	(81,979)

Total Liabilities and Stockholders’ Deficit	$11,734	$14,962

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Operations

	For the year ended	For the year ended
	September 30, 2021	September 30, 2020

Revenues:
Consulting fees from related party	$72,500	$79,500
Total Revenues	72,500	79,500

Operating Expenses:
Programming and development	-	625
Bad debt expense	10,000	-
Office and administrative	16,135	17,946
Professional fees	46,045	43,045
Rent	1,548	1,375
Total Operating Expenses	73,728	62,991

Income (Loss) From Operations	(1,228)	16,509

Other Expense
Interest expense	(3,711)	(3,705)
Total Other Expense	(3,711)	(3,705)

Net income (loss)	$(4,939)	$12,804
Net income (loss) per share - basic and diluted	$(0.00)	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended September 30, 2021 and 2020

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2019	26,922,006	$26,922	$1,298,056	$(1,419,761)	$(94,783)

Net income	-	-	-	12,804	12,804

Balance at September 30, 2020	26,922,006	26,922	1,298,056	(1,406,957)	(81,979)
Net (loss)	-	-	-	(4,939)	(4,939)

Balance at September 30, 2021	26,922,006	$26,922	$1,298,056	$(1,411,896)	$(86,918)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Cash Flows

	For the year ended	For the year ended
	September 30, 2021	September 30, 2020
Cash flows used in Operating Activities:
Net income (loss)	$(4,939)	$12,804
Changes in operating assets and liabilities:
Accounts receivable-related party	-	(5,000)
Prepaid expenses	(5,000)	-

Accrued interest payable-related party	1,711	(8,295)
Net cash used in operating activities	(8,228)	(491)

Cash flows provided by Financing Activities:
Proceeds from issuance of notes payable-related party	-	1,500
Net cash provided by financing activities	-	1,500

(Decrease) increase in cash during the year	(8,228)	1,009

Cash, beginning of year	9,384	8,375

Cash, end of year	$1,156	$9,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$2,000	$8,295
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2021 and 2020

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

Use of Estimates

The financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the allowance for doubtful accounts and valuation allowance on deferred tax assets.

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

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2021 and 2020

The Company provides consulting service currently to a single client which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the client is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the services.

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

Upon inception, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2021, tax years 2020, 2019 and 2018 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2021 and 2020.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2021 and 2020

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

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2021 and 2020, the Company reported a net loss of $4,939 and net income of $12,804, respectively, and net cash used in operating activities of $8,228 in 2021 and $491 in 2020. In addition, the Company has a working capital deficit of $87,496 and an accumulated deficit of $1,411,896 at September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$72,500 and $79,500, or 100% of the Company’s revenue during the years ended September 30, 2021 and 2020, respectively, was derived from Landmark -Pegasus, a related party, or direct clients of Landmark-Pegasus. Landmark-Pegasus wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2021 and 2020, $15,000 and $5,000, respectively, of those services remain unpaid by the related party. The Company has also recorded an allowance for doubtful accounts of $10,000 at September 30,2021 due to deterioration in one of the related parties financial position and the uncertainty in collecting these unpaid services. As of September 30, 2021 and 2020, services remaining unpaid has been presented as accounts receivable - related party on the accompanying balance sheet, net of a $10,000 allowance for doubtful accounts.

The Company has notes payable with Landmark-Pegasus that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 at September 30, 2021 and September 30, 2020. At September 30, 2021 and 2020 total interest accrued on the notes payable was $7,152 and $5,441, respectively.

Jeffrey A. Lubchansky, the Company’s Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $19,000 and $18,000 during the years ended September 30, 2021 and 2020, respectively, as compensation for his services as an executive officer. His compensation is $1,500 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statement of Operations.

Note 4 – Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding. The Company has 195,000,000 common stock authorized and has 26,922,006 shares issued and outstanding at September 30, 2021 and 2020.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2021 and 2020

Note 5 – Income Taxes

There was no income tax expense in fiscal 2021 and 2020 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2021 and 2020 computed at the United States federal tax rate of 21% to income tax expense (benefit) is as follows:

	2021	2020
Tax expense at the United States statutory rate	$1,013	$2,488
State income tax, net of federal	240	756
Change in valuation allowance	(1,253)	(3,244)
Income tax expense (benefits)	$-	$-

Tax expense at the United States statutory rate	21.00%	21.00%
State income tax, net of federal	4.74%	4.74%
Change in valuation allowance	(25.74)%	(25.74)%
Income tax expense (benefits)	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	2021	2020
Net operating loss carryforward	$36,549	$37,802
Valuation allowance	(36,549)	(37,802)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2021, the Company has net operating losses (“NOL”) of approximately $633,000. Under IRS Code Section 382, the annual allowable NOL deduction will be limited to $31,000 per year for years 2011-2015 due to a change in control that occurred in 2015. Therefore, the Company’s NOLs available after Section 382 limitations is approximately $75,000.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2021 and 2020 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2021 and 2020.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2021 and 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the fiscal years ended September 30, 2021 and 2020, 100% of the Company’s revenue was derived from Landmark-Pegasus, a related party, a direct client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2021 and 2020, the Company’s accounts receivable of $5,000 is due from this related party,

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jeffrey A. Lubchansky, President and Chief Executive Officer	2021	$19,000	0	0	0	0	0	0	$19,000
	2020	$18,000	0	0	0	0	0	0	$18,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2021.

Compensation of Directors. Mr. Lubchansky, our President and Chief Executive Officer, is our sole director. No compensation was paid to Mr. Lubchansky in his capacity as a director during the fiscal years ended September 30, 2021 and 2020. In the future, we may seek additional qualified candidates to serve on the Board of Directors and at that point, we may develop a compensation package to offer to members of the Board of Directors and its committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers , and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Named Executive Officers and Directors:
Jeffrey A. Lubchansky		2,900		*
All directors and executive officers as a group (1 person)		2,900		*

5% Stockholders:
John Moroney	P.O. Box 1095 1095 Military Trail Jupiter, FL 33468	16,094,466	(3)	59.8%
Nathan Fink	470 New Milford Ave. Oradell, NJ 07640	4,000,000		14.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2021 (26,922,006 shares of common stock).

(3)	Represents shares of common stock held jointly by Mr. Moroney and his spouse.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2021, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration.

$72,500 and $79,500, or 100% of the Company’s revenue during the fiscal years ended September 30, 2021 and 2020, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Assurance Dimensions as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2021 and 2020 were approved by the Board of Directors.

Assurance Dimensions acted as our independent registered public accounting firm until January 1, 2020. On January 1, 2020, our Board of Directors appointed D. Brooks & Associates, CPAs, PA (“Brooks”) as our independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Assurance Dimensions and D. Brooks & Associates, CPAs, PA, respectively, for the fiscal years ended September 30, 2021 and 2020:

	2021	2020
Audit Fees (1)	$16,500	$16,500

Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$3,500	$3,500

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

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Assurance Dimensions or Brooks during the fiscal years ended September 30, 2021 or 2020.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Assurance Dimensions or Brooks during the fiscal years ended September 30, 2021 or 2020.

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

(3) Exhibits.

Exhibit No.	Exhibit Type
3.1*	Articles of incorporation of the registrant dated January 6, 2009.

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3*	Certificate of change to articles of incorporation of the registrant dated November 14, 2012.

3.4*	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012.

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: December 20, 2021
/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jeffrey A. Lubchansky	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	December 20, 2021
Jeffrey A. Lubchansky

