Form 10-Q
period 2022-03-31
Wall Street Media Co, Inc.
filed 2022-04-26
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2022
Common stock, $0.001 par value	26,922,006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current Assets
Cash	$11,069	$1,156
Accounts receivable-related party, net of allowance of $0 and $10,000, respectively	5,000	5,000
Prepaid expenses	5,080	5,000
Total current assets	21,149	11,156

Deposit	578	578

Total Assets	$21,727	$11,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$7,057	$-

Accrued interest payable – related party	6,622	7,152

Notes payable-related party	91,500	91,500
Total current liabilities	105,179	98,652

Total Liabilities	105,179	98,652

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at March 31, 2022 and September 30, 2021	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,408,430)	(1,411,896)
Total stockholders’ deficit	(83,452)	(86,918)

Total Liabilities and Stockholders’ Deficit	$21,727	$11,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues:
Contracted services-related party	$15,000	$15,000	$30,000	$35,000
Total Revenues	15,000	15,000	30,000	35,000

Operating Expenses:
General and administrative	5,174	4,920	10,895	7,039
Bad debt recovery	-	-	(10,000)	-
Professional fees	11,914	10,789	23,789	25,324
Total Operating Expenses	17,088	15,709	24,684	32,363

Income (Loss) From Operations	(2,088)	(709)	5,316	2,637

Other Expense
Interest expense-related party	(915)	(915)	(1,850)	(1,851)

Total Other Expense	(915)	(915)	(1,850)	(1,851)

Net income (loss)	$(3,003)	$(1,624)	$3,466	$786

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	26,922,006	$26,922	$1,298,056	$(1,406,957)	$(81,979)

Net income	-	-	-	2,410	2,410

Balance at December 31, 2020	26,922,006	$26,922	$1,298,056	$(1,404,547)	$(79,569)

Net loss	-	-	-	(1,624)	(1,624)

Balance at March 31, 2021	26,922,006	$26,922	$1,298,056	$(1,406,171)	$(81,193)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	26,922,006	$26,922	$1,298,056	$(1,411,896)	$(86,918)

Net income	-	-	-	6,469	6,469

Balance at December 31, 2021	26,922,006	$26,922	$1,298,056	$(1,405,427)	$(80,449)

Net loss	-	-	-	(3,003)	(3,003)

Balance at March 31, 2022	26,922,006	$26,922	$1,298,056	$(1,408,430)	$(83,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash flows from Operating Activities:
Net income	$3,466	$786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(80)	(5,000)
Increase in accounts payable	7,057	-
Decrease in accrued interest payable - related party	(530)	(149)
Net cash provided by (used in) operating activities	9,913	(4,363)

Increase (decrease) in cash during the period	9,913	(4,363)

Cash, beginning of the period	1,156	9,384

Cash, end of the period	$11,069	$5,021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$2,380	$2,000

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2022

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. Since  its inception, the Company had various names until August 2013 when the name changed to Wall Street Media Co., Inc. from Bright Mountain Holdings, Inc.

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2022, and the financial position as of March 31, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2021 included in our Report on Form 10-K as filed with the SEC on December 20, 2021. The September 30, 2021 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or September 30, 2021.

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

The Company provides consulting services currently to an entity wholly owned by the Company’s majority stockholder or clients of the related entity which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2022 or 2021.

Reclassification

Certain prior year amounts on the statement of operations have been reclassified to the current year presentation with no impact on stockholders’ deficit or net loss.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company generated net income of $3,466 and provided cash from operations of $9,913 for the six month period ended March 31, 2022 and has negative working capital and a stockholders’ deficit of $84,030 and $83,452 at March 31, 2022, respectively. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the six months ended March 31, 2022 and 2021, $30,000 and $35,000, respectively, of the Company’s revenue was derived from consulting services provided to Landmark-Pegasus and Skybunker, entities wholly owned by the Company’s majority stockholder or clients of these entities. As of March 31, 2022, $5,000 of accounts receivable remain due from this related party for consulting services performed.

During the six months ended March 31, 2022, the Company recovered a $10,000 bad debt that had been allowed for during the year ended September 30, 2021 and included in the accounts receivable allowance as of September 30, 2021, related to services provided to a related party during the year ended September 30, 2021. This bad debt recovery has been reflected on the condensed statement of operations

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $91,500 as of March 31, 2022 and September 30, 2021. As of March 31, 2022 and September 30, 2021 total interest accrued on the notes payable was $6,622 and $7,152, respectively. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying condensed balance sheets. During the three months ended March 31, 2022 and 2021, interest expense on the notes was $915 as presented on the accompanying condensed statement of operations as interest expense - related party. During the six months ended March 31, 2022 and 2021, interest expense on the notes was $1,850 and $1,851, respectively, as presented on the accompanying condensed statement of operations as interest expense - related party.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

OVERVIEW

Wall Street Media Co, Inc. was organized in the state of Nevada on January 6, 2009. Since  its inception, the Company had various names until August 2013 when the name changed to Wall Street Media Co., Inc. from Bright Mountain Holdings, Inc.

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

The Company provides consulting services currently to an entity wholly owned by the Company’s majority stockholder or the related entity’s clients which represent the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Revenue: The Company’s revenues of $15,000 during the three months ended March 31, 2022 were the same as compared to $15,000 for the three months ended March 31, 2021.

Operating Expenses: The Company’s operating expenses increased by approximately 9% to $17,088 during the three months ended March 31, 2022 as compared to $15,709 for the three months ended March 31, 2021 primarily due to an increase in general and administrative expenses.

Net loss from operations: The Company’s net loss from operations increased approximately 194% to $2,088 during the three months ended March 31, 2022 from a net loss from operations of $709 for the three months ended March 31, 2021. The primary reason for this was due to an increase in general and administrative expenses.

FOR THE SIX MONTHS ENDED MARCH 31, 2022 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2021

Revenue: The Company’s revenues decreased approximately 14% to $30,000 during the six months ended March 31, 2022 as compared to $35,000 for the six months ended March 31, 2021 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 24% to $24,684 during the six months ended March 31, 2022 as compared to $32,363 for the six months ended March 31, 2021 primarily due to the bad debt expense recovery of $10,000.

Net income from operations: The Company’s net income from operations increased approximately 102% to $5,316 during the six months ended March 31, 2022 from net income from operations of $2,637 for the six months ended March 31, 2021. The primary reason for this was due to the bad debt expense recovery.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9,913, for the six months ended March 31, 2022 as compared to net cash used in operating activities of $4,363 for the six months ended March 31, 2021. The increase was primarily due to the increase in net income and accounts payable.

As of March 31, 2022, the Company had $11,069 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2021. In addition, the Company has a working capital deficit at March 31, 2022 of $84,030 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the three and six months ended March 31, 2022 and 2021 were generated by an entity wholly owned by the Company’s majority stockholder or the entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: April 26, 2022	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

