Form 10-Q
period 2022-06-30
Wall Street Media Co, Inc.
filed 2022-07-22
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common stock, $0.001 par value	26,922,006

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$7,550	$1,156
Accounts receivable-related party, net of allowance of $0 and $10,000, respectively	-	5,000
Prepaid expenses	8,890	5,000
Total current assets	16,440	11,156

Deposit	578	578

Total Assets	$17,018	$11,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued interest payable – related party	$7,548	$7,152
Notes payable-related party	94,120	91,500
Total current liabilities	101,668	98,652

Total Liabilities	101,668	98,652

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at June 30, 2022 and September 30, 2021	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,409,628)	(1,411,896)
Total stockholders’ deficit	(84,650)	(86,918)

Total Liabilities and Stockholders’ Deficit	$17,018	$11,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Contracted services-related party	$15,000	$22,500	$45,000	$57,500
Total Revenues	15,000	22,500	45,000	57,500

Operating Expenses:
Bad debt recovery - related party	-	-	(10,000)	-
General and administrative	4,797	5,787	15,691	12,826
Professional fees	10,476	10,476	34,265	35,800
Total Operating Expenses	15,273	16,263	39,956	48,626

Income (Loss) From Operations	(273)	6,237	5,044	8,874

Other Expense
Interest expense – related party	(925)	(925)	(2,776)	(2,776)

Total Other Expense	(925)	(925)	(2,776)	(2,776)

Net income (loss)	$(1,198)	$5,312	$2,268	$6,098

Net income per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	26,922,006	$26,922	$1,298,056	$(1,406,957)	$(81,979)

Net income	-	-	-	2,410	2,410

Balance at December 31, 2020	26,922,006	$26,922	$1,298,056	$(1,404,547)	$(79,569)

Net loss	-	-	-	(1,624)	(1,624)

Balance at March 31, 2021	26,922,006	$26,922	$1,298,056	$(1,406,171)	$(81,193)

Net income	-	-	-	5,312	5,312

Balance at June 30, 2021	26,922,006	$26,922	$1,298,056	$(1,400,859)	$(75,881)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	26,922,006	$26,922	$1,298,056	$(1,411,896)	$(86,918)

Net income	-	-	-	6,469	6,469

Balance at December 31, 2021	26,922,006	$26,922	$1,298,056	$(1,405,427)	$(80,449)

Net loss	-	-	-	(3,003)	(3,003

Balance at March 31, 2022	26,922,006	$26,922	$1,298,056	$(1,408,430)	$(83,452)

Net loss	-		-	(1,198)	(1,198)

Balance at June 30, 2022	26,922,006	$26,922	$1,298,056	$(1,409,628)	$(84,650)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Cash flows from Operating Activities:
Net income	$2,268	$6,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable – related party	5,000	(7,500)
Increase in prepaid expenses	(3,890)	(8,750)

Increase in accrued interest payable - related party	396	776
Net cash provided by (used in) operating activities	3,774	(9,376)
Cash flows from Financing Activities:
Proceeds from notes payable – related party	2,620	-
Net cash (used in) provided by financing activities	2,620	-

Increase (decrease) in cash during the period	6,394	(9,376)

Cash, beginning of the period	1,156	9,384

Cash, end of the period	$7,550	$8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$2,380	$2,000

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2022

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the nine months ended June 30, 2022, and the financial position as of June 30, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2021 included in our Report on Form 10-K as filed with the SEC on December 21, 2021. The September 30, 2021 balance sheet is derived from those financial statements.

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

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2022

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or September 30, 2021.

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

The Company provides consulting services currently to entities wholly owned by the Company’s majority stockholder or the related entity’s clients which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied and when the service is provided. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income per Common Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2022 or 2021.

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the presentation for the three and nine month period ending June 30, 2022. Specifically, fees incurred related to being a listed Company were reclassified from professional fees to general and administrative expenses. These reclassifications had no effect on net loss or loss per share as previously reported.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2022

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, for the nine month period ended June 30, 2022 the Company generated net income of $2,268 and provided cash by operations of $3,774. At June 30, 2022, the Company has a working capital deficit of $85,228. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2022 and 2021, $45,000 and $57,500, respectively, of the Company’s revenues were from consulting services provided to Landmark-Pegasus and Skybunker, entities wholly owned by the Company’s majority stockholder or clients of these entities. As of June 30, 2022 and September 30, 2021, $0 and $5,000, respectively, of those services remain unpaid by the related party and have been presented as accounts receivable – related party on the accompanying condensed balance sheet.

During the nine months ended June 30, 2022, the Company recovered a $10,000 bad debt that had been allowed for during the year ended September 30, 2021 and included in the accounts receivable allowance as of September 30, 2021, related to services provided to a related party during the year ended September 30, 2021. This bad debt recovery has been reflected on the condensed statement of operations.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $94,120 and $91,500 at June 30, 2022 and at September 30, 2021, respectively. At June 30, 2022 and September 30, 2021 total interest accrued on the notes payable was $7,548 and $7,152. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying condensed balance sheets. During the three months ended June 30, 2022 and 2021, interest expense on the notes was $925 as presented on the accompanying condensed statement of operations as interest expense - related party. During the nine months ended June 30, 2022 and 2021, interest expense on the notes was $2,776 as presented on the accompanying condensed statement of operations as interest expense – related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of the Company’s operations in the normal course of business. At June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenue: The Company’s revenues decreased by approximately 33% to $15,000 during the three months ended June 30, 2022 as compared to $22,500 for the three months ended June 30, 2021 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 6% to $15,273 during the three months ended June 30, 2022 as compared to $16,263 for the three months ended June 30, 2021 primarily due to a decrease in general and administrative expenses.

Income from operations: The Company’s income from operations decreased approximately 104% to a loss from operation of $273 during the three months ended June 30, 2022 from income from operations of $6,237 for the three months ended June 30, 2021. The primary reason for this was due to a decrease in consulting services provided.

FOR THE NINE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2021

Revenue: The Company’s revenues decreased approximately 22% to $45,000 during the nine months ended June 30, 2022 as compared to $57,500 for the nine months ended June 30, 2021 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses decreased by approximately 18% to $39,956 during the nine months ended June 30, 2022 as compared to $48,626 for the nine months ended June 30, 2021 primarily due to the bad debt expense recovery of $10,000.

Income from operations: The Company’s income from operations decreased approximately 43% to $5,044 during the nine months ended June 30, 2022 from income from operations of $8,874 for the nine months ended June 30, 2021. The primary reason for this was due to a decrease in consulting services provided.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,774 for the nine months ended June 30, 2022 as compared to net cash used in operating activities of $9,376 for the nine months ended June 30, 2021. The increase was primarily due to the collection of an accounts receivable and a bad debt recovery from a related party.

As of June 30, 2022, the Company had $7,550 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2021. In addition, the Company has a working capital deficit at June 30, 2022 of $85,228 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the three and nine months ended June 30, 2022 and 2021 were generated by entities wholly owned by the Company’s majority shareholder or the related entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: July 22, 2022	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

