Form 10-K
period 2022-09-30
Wall Street Media Co, Inc.
filed 2022-12-19
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of December 12, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $649,478 based on the last reported sale price of our common stock on the OTCQB, which was $0.06 per share on March 31, 2022

As of December 15, 2022, there were 26,922,006 shares of the registrant’s common stock issued and outstanding.

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

For the fiscal years ended September 30, 2022 and 2021, $60,000 and $72,500, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have a very limited operating history and our business plan is unproven and may not be successful.

To date, we have not provided, licensed or sold any substantial amount of services and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. In addition, we currently provide all of our consulting services to Landmark-Pegasus, a related party. For the fiscal years ended September 30, 2022 and 2021, $60,000 and $72,500, or 100%, respectively, of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,411,138 as of September 30, 2022 and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our consulting services business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to pursue additional capital during the fiscal year ending September 30, 2022, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended September 30, 2022, trades were only reported on 27 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of September 30,2022, our common stock has had a 52-week high sale price of $0.3998 and a low sale price of $0.05. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended September 30, 2022, trades were only reported on 27 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

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

	High	Low
Fiscal Year Ended September 30, 2021
Quarter Ended December 31, 2020	$0.1700	$0.0280
Quarter Ended March 31, 2021	$0.7980	$0.0745
Quarter Ended June 30, 2021	$0.3999	$0.1010
Quarter Ended September 30, 2021	$0.3999	$0.1110

Fiscal Year Ended September 30, 2022
Quarter Ended December 31, 2021	$0.3280	$0.0610
Quarter Ended March 31, 2022	$0.0611	$0.0611
Quarter Ended June 30, 2022	$0.0611	$0.0611
Quarter Ended September 30, 2022	$0.2800	$0.0611

**On September 14 2022, the most recent day on which our common stock was traded on the OTCQB, the closing price per share of our common stock as quoted on the OTCQB was $0.071.

As of September 30, 2022, the Company had 26,922,006 shares of common stock issued, par value $0.001, held by approximately 81 shareholders of record.

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

There were no sales of unregistered securities during the fiscal year ended September 30, 2022.

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

OVERVIEW

Wall Street Media Co, Inc. (the “Company,” “we,” “us” or “our”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. The Company went through several name changes until August 2013, when it changed its name to Wall Street Media Co., Inc.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2022 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2021

Revenue: The Company’s revenues decreased approximately 17% from $72,500 during the year ended September 30, 2021 to $60,000 for the year ended September 30, 2022 due to a decrease in consulting services provided. All revenues generated during the years ended September 30, 2022 and 2021 are with related parties.

Operating Expenses: The Company’s operating expenses decreased approximately 25% from $73,728 during the year ended September 30, 2021 to $55,504 for the year ended September 30, 2022. The primary reason for this was due to the bad debt expense recovery from a related party.

Interest Expense: The Company’s interest expense increased approximately 1% from $3,711 during the year ended September 30, 2021 as compared to $3,738 for the year ended September 30, 2022 due to an increase in notes payable during the year.

Income from Operations: The Company’s loss from operations decreased approximately 466% from $1,228 for the year ended September 30, 2021 as compared to income from operations of $4,496 for the year ended September 30, 2022. The primary reasons for this was due to the recovery of the bad debt expense from a related party. $60,000 and $72,500, or 100%, of the Company’s revenue during the years ended September 30, 2022 and 2021, respectively, was derived from Landmark-Pegasus, and its related party Skybunker Inc. which is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,036 for the year ended September 30, 2022 as compared to net cash used in operating activities of $8,228 for the year ended September 30, 2021.

Net cash provided by financing activities was $2,620 for the year ended September 30, 2022 as compared to $0 for the year ended September 30, 2021, primarily due to the proceeds from the note payable – related party.

The working capital deficit was $86,738 for the year ended September 30, 2022 as compared to a working capital deficit of $87,496 for the year ended September 30, 2021.

As of September 30, 2022, the Company had $5,812 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wall Street Media Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wall Street Media Co., Inc. (the Company) as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2022 and 2021, and the related notes to the financial statements (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

December 15, 2022

WALL STREET MEDIA CO., INC.

Balance Sheets

	September 30, 2022	September 30, 2021

ASSETS
Current Assets
Cash	$5,812	$1,156
Accounts receivable-related party-net of allowance of $0 and $10,000 at September 30, 2022 and 2021, respectively	5,000	5,000

Prepaid Expenses	5,080	5,000

Total Current Assets	15,892	11,156

Deposits	578	578
Total Assets	$16,470	$11,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable-related party	$8,510	$7,152
Notes payable -related party	94,120	91,500
Total Current Liabilities	102,630	98,652

Total Liabilities	102,630	98,652

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at September 30, 2022 and 2021	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,411,138)	(1,411,896)
Total Stockholders’ Deficit	(86,160)	(86,918)

Total Liabilities and Stockholders’ Deficit	$16,470	$11,734

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Operations

	For the year ended	For the year ended
	September 30, 2022	September 30, 2021

Revenues:
Consulting fees from related party	$60,000	$72,500
Total Revenues	60,000	72,500

Operating Expenses:
Bad debt recovery -related party	(10,000)	-
Bad debt expense – related party	-	10,000
General and administrative	19,302	16,135
Professional fees	44,510	46,045
Rent	1,692	1,548
Total Operating Expenses	55,504	73,728

Income (Loss) From Operations	4,496	(1,228)

Other Expense
Interest expense	(3,738)	(3,711)
Total Other Expense	(3,738)	(3,711)

Net income (loss)	$758	$(4,939)
Net income (loss) per share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended September 30, 2022 and 2021

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2020	26,922,006	$26,922	$1,298,056	$(1,406,957)	$(81,979)

Net (loss)	-	-	-	(4,939)	(4,939)

Balance at September 30, 2021	26,922,006	26,922	1,298,056	(1,411,896)	(86,918)

Net income	-	-	-	758	758

Balance at September 30, 2022	26,922,006	$26,922	$1,298,056	$(1,411,138)	$(86,160)

The accompanying notes are an integral part of these financial statements.

WALL STREET MEDIA CO., INC.

Statements of Cash Flows

	For the year ended	For the year ended
	September 30, 2022	September 30, 2021
Cash flows provided by (used in) Operating Activities:
Net income (loss)	$758	$(4,939)
Changes in operating assets and liabilities:
Prepaid expenses	(80)	(5,000)

Accrued interest payable-related party	1,358	1,711
Net cash provided by (used in) operating activities	2,036	(8,228)

Cash flows provided by Financing Activities:
Proceeds from issuance of notes payable-related party	2,620	-
Net cash provided by financing activities	2,620	-

Increase (decrease) in cash during the year	4,656	(8,228)

Cash, beginning of year	1,156	9,384

Cash, end of year	$5,812	$1,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$2,380	$2,000
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2022 and 2021

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company” or “Wall Street Media”) was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 26, 2009. The Company went through several name changes until August 2013 when it changed its name to Wall Street Media Co, Inc.

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

Revenue Recognition

The Company recognizes revenue using the five-step revenue recognition model as prescribed by ASC 606, “Revenue from Contracts with Customers”. The underlying principle of ASC 606 is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2022 and 2021

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

In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2022, tax years 2021, 2020, and 2019 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2022 and 2021.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2022 and 2021

Recent Accounting Pronouncements

In August, 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. This ASU is not expected to have a material impact on the financial statements and disclosures of the Company since it does not have any debt with conversion options that meets the criteria.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2022 and 2021, the Company reported net income of $758 and a net loss of $4,939, respectively, net cash provided by operating activities of $2,036 in 2022, and used in operating activities was $8,228 in 2021. In addition, the Company has a working capital deficit of $86,738 and an accumulated deficit of $1,411,138 at September 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$60,000 and $72,500, or 100% of the Company’s revenue during the years ended September 30, 2022 and 2021, respectively, was derived from Landmark-Pegasus and Skybunker, related parties, or direct clients of Landmark-Pegasus. Landmark-Pegasus and Skybunker both wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2022 and 2021, $5,000 and $15,000, respectively, of those services remain unpaid by the related party. The Company has also recorded an allowance for doubtful accounts of $10,000 at September 30,2021 due to deterioration in one of the related parties financial position and the uncertainty in collecting these unpaid services. As of September 30, 2021, services remaining unpaid has been presented as accounts receivable - related party on the accompanying balance sheet. During the year ended September 30, 2022, the Company recovered the $10,000 bad debt that had been allowed for and included in the accounts receivable allowance as of September 30, 2021, related to services provided to a related party during the year ended September 30, 2021. This bad debt recovery has been reflected on the statement of operations

The Company has notes payable with Landmark-Pegasus that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $94,120 and $91,500 at September 30, 2022 and September 30, 2021, respectively. At September 30, 2022 and 2021 total interest accrued on the notes payable was $8,510 and $7,152, respectively.

Jeffrey A. Lubchansky, the Company’s Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $19,000 during the years ended September 30, 2022 and 2021 as compensation for his services as an executive officer. His compensation is $1,500 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statements of Operations.

Note 4 – Stockholders’ Deficit

The Company has 5,000,000 preferred shares authorized. None are designated, issued or outstanding. The Company has 195,000,000 common stock authorized and has 26,922,006 shares issued and outstanding at September 30, 2022 and 2021.

Wall Street Media Co., Inc.

Notes to Financial Statements

For the Years Ended September 30, 2022 and 2021

Note 5 – Income Taxes

There was no income tax expense in fiscal 2022 and 2021 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2022 and 2021 computed at the United States federal tax rate of 21% to income tax expense (benefit) is as follows:

	2022	2021
Tax expense at the United States statutory rate	$160	$1,013
State income tax, net of federal	28	240
Change in valuation allowance	(188)	(1,253)
Income tax expense (benefits)	$-	$-

Tax expense at the United States statutory rate	21.00%	21.00%
State income tax, net of federal	4.74%	4.74%
Change in valuation allowance	(25.74)%	(25.74)%
Income tax expense (benefits)	-	-

The tax effect of temporary differences that give rise to the deferred tax assets is as follows:

	2022	2021
Net operating loss carryforward	$36,361	$36,549
Valuation allowance	(36,361)	(36,549)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2022, the Company has net operating losses (“NOL”) of approximately $637,000. Under IRS Code Section 382, the annual allowable NOL deduction will be limited to $31,000 per year for years 2011-2015 due to a change in control that occurred in 2015. Therefore, the Company’s NOLs available after Section 382 limitations is approximately $147,000.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2022 and 2021 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2022 and 2021.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2022 and 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the fiscal years ended September 30, 2022 and 2021, 100% of the Company’s revenue was derived from Landmark-Pegasus, a related party, a direct client of Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2022 and 2021, the Company’s accounts receivable of $5,000 is due from this related party,

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

During our most recent fiscal year, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position

Jeffrey A. Lubchansky	68	Chairman of the Board, Director, President and Chief Executive Officer

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Jeffrey A. Lubchansky, President and Chief Executive Officer	2022	$19,000	0	0	0	0	0	0	$19,000
	2021	$19,000	0	0	0	0	0	0	$19,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2022.

Compensation of Directors. Mr. Lubchansky, our President and Chief Executive Officer, is our sole director. No compensation was paid to Mr. Lubchansky in his capacity as a director during the fiscal years ended September 30, 2022 and 2021. In the future, we may seek additional qualified candidates to serve on the Board of Directors and at that point, we may develop a compensation package to offer to members of the Board of Directors and its committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2022, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers , and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Named Executive Officers and Directors:
Jeffrey A. Lubchansky		2,900		*
All directors and executive officers as a group (1 person)		2,900		*

5% Stockholders:
John Moroney	P.O. Box 1095 1095 Military Trail Jupiter, FL 33468	16,094,466	(3)	59.8%
Nathan Fink	470 New Milford Ave. Oradell, NJ 07640	4,000,000		14.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2022 (26,922,006 shares of common stock).

(3)	Represents shares of common stock held jointly by Mr. Moroney and his spouse.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2022, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration.

$60,000 and $72,500, or 100% of the Company’s revenue during the fiscal years ended September 30, 2022 and 2021, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owns approximately 59.8% of the Company’s common stock. Mr. Moroney also acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. Currently, the Company’s services are provided solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of D. Brooks & Associates as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2022 and 2021 were approved by the Board of Directors.

The following table shows the fees that were billed for the audit and other services provided by D. Brooks & Associates, CPAs, PA for the fiscal years ended September 30, 2022 and 2021:

	2022	2021
Audit Fees (1)	$16,500	$16,500
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$3,500	$3,500

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

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Brooks during the fiscal years ended September 30, 2022 or 2021.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Brooks during the fiscal years ended September 30, 2022 or 2021.

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

Date: December 19, 2022
/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jeffrey A. Lubchansky	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	December 19, 2022
Jeffrey A. Lubchansky

