Form 10-Q
period 2022-12-31
Wall Street Media Co, Inc.
filed 2023-02-01
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2023
Common stock, $0.001 par value	26,922,006

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$9,074	$5,812
Accounts receivable-related party	5,000	5,000
Prepaid expenses	1,270	5,080
Total current assets	15,344	15,892

Deposit	578	578

Total Assets	$15,922	$16,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,300	$-
Accrued interest payable-related party	9,472	8,510
Notes payable-related party	94,120	94,120
Total current liabilities	104,892	102,630

Total Liabilities	104,892	102,630

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at December 31, 2022 and September 30, 2022	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,413,948)	(1,411,138)
Total stockholders’ deficit	(88,970)	(86,160)

Total Liabilities and Stockholders’ Deficit	$15,922	$16,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2022	December 31, 2021

Revenues:
Consulting fees-related party	$15,000	$15,000
Total Revenues	15,000	15,000

Operating Expenses:
General and administrative	4,913	5,721
Bad debt recovery	-	(10,000)
Professional fees	11,935	11,875
Total Operating Expenses	16,848	7,596

Income (Loss) From Operations	(1,848)	7,404
Other Expense
Interest expense-related party	(962)	(935)
Total Other Expense	(962)	(935)
Net income (loss)	$(2,810)	$6,469
Net income (loss) per share - basic and diluted	$(0.00)	$0.00
Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006

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

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three months ended December 31, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2022	26,922,006	$26,922	$1,298,056	$(1,411,138)	$(86,160)

Net loss	-	-	-	(2,810)	(2,810)

Balance at December 31, 2022	26,922,006	$26,922	$1,298,056	$(1,413,948)	$(88,970)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2022	December 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$(2,810)	$6,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable – related party	-	5,000
Decrease (increase) in prepaid expenses	3,810	(3,870)
Increase in accounts payable	1,300	3,975
Increase (decrease) in accrued interest payable – related party	962	(1,445)
Net cash provided by operating activities	3,262	10,129

Increase in cash during the period	3,262	10,129

Cash, beginning of the period	5,812	1,156

Cash, end of the period	$9,074	$11,285
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$2,380

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

December 31, 2022

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company”) was organized in the state of Nevada on January 6, 2009. Since its inception, the Company had various names until August 2013 when the name was changed to Wall Street Media Co., Inc from Bright Mountain Holdings, Inc.

The Company provides consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to related parties Landmark-Pegasus, Inc., (“Landmark-Pegasus”), Skybunker, or its clients. Landmark-Pegasus and Skybunker are wholly owned by John Moroney, the Company’s majority shareholder. Mr. Moroney also acts as Landmark-Pegasus’ President.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended December 31, 2022, and the financial position as of December 31, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2022 included in our Report on Form 10-K as filed with the SEC on December 19, 2022. The September 30, 2022 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or September 30, 2022.

Revenue Recognition

The Company recognizes revenue using the five-step revenue recognition model as prescribed by ASC 606, “Revenue from Contracts with Customers”. The underlying principle of the standard is that a business or organization will recognize revenue as the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services.

The Company provides consulting services currently to entities wholly owned by the Company’s majority stockholder or the related entity’s clients which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied (when the service is provided). Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares issuable during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options or convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2022 or 2021.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company sustained a net loss of $2,810 for the three month period ended December 31, 2022 and has a working capital and stockholders’ deficit of $89,548 and $88,970, respectively, at December 31, 2022. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. The Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the three months ended December 31, 2022 and 2021, $15,000 and $15,000, respectively, of the Company’s revenue was derived from consulting services provided to Landmark-Pegasus and Skybunker, entities wholly owned by the Company’s majority stockholder or clients of these entities.

During the three months ended December 31, 2021, the Company recovered a $10,000 bad debt that was written off during the year ended September 30, 2021 related to services provided to a related party in 2021.

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrue interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $94,120 as of December 31, 2022 and September 30, 2022. As of December 31, 2022 and September 30, 2022 total interest accrued on the notes payable was $9,472 and $8,510, respectively. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying balance sheets. During the three months ended December 31, 2022 and 2021, interest expense on the notes was $962 and $935, respectively, as presented on the accompanying statement of operations as interest expense – related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

The Company provides consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to related parties Landmark-Pegasus, Inc., (“Landmark-Pegasus”), Skybunker,or its clients. Landmark-Pegasus is wholly owned by John Moroney, the Company’s majority shareholder. Mr. Moroney also acts as Landmark-Pegasus’ President.

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

Revenue Recognition

The Company recognized revenue using the five-step revenue recognition model as prescribed by ASC 606, “Revenue from Contracts with Customers”. The underlying principle of new standard is that a business or other organization will recognize revenue as the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company provides consulting services currently to entities wholly owned by the Company’s majority stockholder or the related entity’s clients which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) with the customer is satisfied (when the service is provided). Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2021

Revenue: The Company’s revenues were $15,000 during the three months ended December 31, 2022 as compared to $15,000 for the three months ended December 31, 2021 due to no change in consulting services provided. All revenue generated during the three month periods ended December 31, 2022 and 2021 are with related parties.

Operating Expenses: The Company’s operating expenses increased by approximately 122% to $16,848 during the three months ended December 31, 2022 as compared to $7,596 for the three months ended December 31, 2021 primarily due to the recovery of a $10,000 bad debt from a related party in 2021.

Income (loss) from operations: The Company’s loss from operations increased approximately 125% to $1,848 during the three months ended December 31, 2022 from a net income from operations of $7,404 for the three months ended December 31, 2021. The primary reason for this was due to the recovery of a $10,000 bad debt from a related party in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,262 for the three months ended December 31, 2022 as compared to $10,129 for the three months ended December 31, 2021. The increase was primarily due to the recovery of a $10,000 bad debt from a related party in 2021.

As of December 31, 2022, the Company had $9,074 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern” emphasis in their report for the year ended September 30, 2022. In addition, the Company has a working capital deficit and accumulated deficit at December 31, 2022 of $89,548 and $1,413,948, respectively, with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the quarters ended December 31, 2022 and 2021 were generated by entities wholly owned by the Company’s majority shareholder or the entity’s clients.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 906 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: February 1, 2023	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

