Form 10-Q
period 2023-03-31
Wall Street Media Co, Inc.
filed 2023-05-02
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common stock, $0.001 par value	26,922,006

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$2,653	$5,812
Accounts receivable-related party	5,000	5,000
Prepaid expenses	5,320	5,080
Total current assets	12,973	15,892

Deposits	578	578

Total Assets	$13,551	$16,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued interest payable -related party	$10,413	$8,510

Notes payable-related party	94,120	94,120
Total current liabilities	104,533	102,630

Total Liabilities	104,533	102,630

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at March 31, 2023 and September 30, 2022	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,415,960)	(1,411,138)
Total stockholders’ deficit	(90,982)	(86,160)

Total Liabilities and Stockholders’ Deficit	$13,551	$16,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenues:
Contracted services-related party	$17,000	$15,000	$32,000	$30,000
Total Revenues	17,000	15,000	32,000	30,000

Operating Expenses:
General and administrative	6,758	5,174	11,671	10,895
Bad debt recovery	-	-	-	(10,000)
Professional fees	11,313	11,914	23,248	23,789
Total Operating Expenses	18,071	17,088	34,919	24,684

Income (Loss) From Operations	(1,071)	(2,088)	(2,919)	5,316

Other Expense
Interest expense-related party	(941)	(915)	(1,903)	(1,850)

Total Other Expense	(941)	(915)	(1,903)	(1,850)

Net income (loss)	$(2,012)	$(3,003)	$(4,822)	$3,466

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	26,922,006	$26,922	$1,298,056	$(1,411,896)	$(86,918)

Net income	-	-	-	6,469	6,469

Balance at December 31, 2021	26,922,006	$26,922	$1,298,056	$(1,405,427)	$(80,449)

Net loss	-	-	-	(3,003)	(3,003)

Balance at March 31, 2022	26,922,006	$26,922	$1,298,056	$(1,408,430)	$(83,452)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at September 30, 2022	26,922,006	$26,922	$1,298,056	$(1,411,138)	$(86,160)

Net loss	-	-	-	(2,810)	(2,810)

Balance at December 31, 2022	26,922,006	$26,922	$1,298,056	$(1,413,948)	$(88,970)

Net loss	-	-	-	(2,012)	(2,012)

Balance at March 31, 2023	26,922,006	$26,922	$1,298,056	$(1,415,960)	$(90,982)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Cash flows from Operating Activities:
Net income (loss)	$(4,822)	$3,466
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(240)	(80)
Increase in accounts payable	-	7,057
Increase (decrease) in accrued interest payable - related party	1,903	(530)
Net cash provided by (used in) operating activities	(3,159)	9,913

Increase (decrease) in cash during the period	(3,159)	9,913

Cash, beginning of the period	5,812	1,156

Cash, end of the period	$2,653	$11,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$2,380

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2023

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Wall Street Media Co, Inc. (the “Company”) was organized in the state of Nevada on January 6, 2009. Since its inception, the Company had various names until August 2013 when the name was changed to Wall Street Media Co., Inc from Bright Mountain Holdings, Inc.

The Company provides consulting and management services to entities looking to merge with or acquire or otherwise consult with third party entities. These services are currently provided to related parties Landmark-Pegasus, Inc.(“Landmark-Pegasus”), Skybunker, or clients of Landmark-Pegasus and Skybunker. Landmark-Pegasus and Skybunker are wholly owned by John Moroney, the Company’s majority stockholder. Mr. Moroney also acts as Landmark-Pegasus’ President.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2023, and the financial position as of March 31, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2022 included in our Report on Form 10-K as filed with the SEC on December 16, 2022. The September 30, 2022 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023 or September 30, 2022.

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

The Company provides consulting services currently to entities wholly owned by the Company’s majority stockholder or clients of the related entities which represents the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) has been provided and the customer is satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2023 or 2022.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company generated a net loss of $4,822 and used cash in operations of $3,159 for the six month period ended March 31, 2023 and has negative working capital and a stockholders’ deficit of $91,560 and $90,982 at March 31, 2023, respectively. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the six months ended March 31, 2023 and 2022, $32,000 and $30,000, respectively, of the Company’s revenue was derived from consulting services provided to Landmark-Pegasus and Skybunker, entities wholly owned by the Company’s majority stockholder or clients of these entities. As of March 31, 2023, $5,000 of accounts receivable remain due from this related party for consulting services performed.

During the three months ended March 31, 2023 and 2022, $17,000 and $15,000, respectively, of the Company’s revenue was derived from consulting services provided to Landmark-Pegasus and Skybunker, entities wholly owned by the Company’s majority stockholder or clients of these entities. As of March 31, 2023, $5,000 of accounts receivable remain due from these related parties for consulting services performed.

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

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $94,120 as of March 31, 2023 and September 30, 2022. As of March 31, 2023 and September 30, 2022 total interest accrued on the notes payable was $10,413 and $8,510, respectively. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying condensed balance sheets. During the three months ended March 31, 2023 and 2022, interest expense on the notes was $941 and $915, respectively, as presented on the accompanying condensed statement of operations as interest expense - related party. During the six months ended March 31, 2023 and 2022, interest expense on the notes was $1,903 and $1,850, respectively, as presented on the accompanying condensed statement of operations as interest expense - related party.

Note 4 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

The Company provides consulting services currently to entities wholly owned by the Company’s majority stockholder or the related entity’s clients which represent the Company’s only revenue source. The Company recognizes revenue when the performance obligation (i.e. consulting services) has been provided and the customer is satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenue: The Company’s revenues increased approximately 13% to $17,000 during the three months ended March 31, 2023 as compared to $15,000 for the three months ended March 31, 2022 due to an increase in consulting services provided. All revenue generated during the three month periods ended March 31, 2023 and 2022 are with related parties.

Operating Expenses: The Company’s operating expenses increased by approximately 6% to $18,071 during the three months ended March 31, 2023 as compared to $17,088 for the three months ended March 31, 2022 primarily due to an increase in general and administrative expenses.

Net loss from operations: The Company’s net loss from operations decreased approximately 49% to $1,071 during the three months ended March 31, 2023 from a net loss from operations of $2,088 for the three months ended March 31, 2022. The primary reason for this was due to an increase in consulting services provided.

FOR THE SIX MONTHS ENDED MARCH 31, 2023 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2022

Revenue: The Company’s revenues increased approximately 7% to $32,000 during the six months ended March 31, 2023 as compared to $30,000 for the six months ended March 31, 2022 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 41% to $34,919 during the six months ended March 31, 2023 as compared to $24,684 for the six months ended March 31, 2022 primarily due to the bad debt expense recovery of $10,000.

Net income from operations: The Company’s net income from operations decreased approximately 155% to a net loss from operations of $2,919 during the six months ended March 31, 2023 from net income from operations of $5,316 for the six months ended March 31, 2022. The primary reason for this was due to the bad debt expense recovery.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,159 for the six months ended March 31, 2023 as compared to net cash provided by operating activities of $9,913 for the six months ended March 31, 2022. The increase was primarily due to the increase in accounts payable and net income for the six months ended March 31, 2022 primarily from the $10,000 of bad debt recovery.

As of March 31, 2023, the Company had $2,653 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2022. In addition, the Company has a working capital deficit at March 31, 2023 of $91,560 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the three and six months ended March 31, 2023 and 2022 were generated by entities wholly owned by the Company’s majority stockholder or the entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 906 Certification

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wall Street Media Co, Inc.

Date: May 2, 2023	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

