Form 10-Q
period 2023-06-30
Wall Street Media Co, Inc.
filed 2023-08-08
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2023
Common stock, $0.001 par value	26,922,006

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WALL STREET MEDIA CO, INC.

Condensed Balance Sheets

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$924	$5,812
Accounts receivable-related party	7,450	5,000
Prepaid expenses	2,425	5,080
Total current assets	10,799	15,892

Deposits	578	578

Total Assets	$11,377	$16,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued interest payable – related party	$14,188	$8,510
Notes payable-related party	94,120	94,120
Total current liabilities	108,308	102,630

Total Liabilities	108,308	102,630

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized; 26,922,006 issued and outstanding at June 30, 2023 and September 30, 2022	26,922	26,922
Additional paid-in capital	1,298,056	1,298,056
Accumulated deficit	(1,421,909)	(1,411,138)
Total stockholders’ deficit	(96,931)	(86,160)

Total Liabilities and Stockholders’ Deficit	$11,377	$16,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Contracted services-related party	$14,500	$15,000	$46,500	$45,000
Total Revenues	14,500	15,000	46,500	45,000

Operating Expenses:
Bad debt recovery - related party	-	-	-	(10,000)
General and administrative	4,994	4,797	16,665	15,691
Professional fees	11,680	10,476	34,928	34,265
Total Operating Expenses	16,674	15,273	51,593	39,956

Income (Loss) From Operations	(2,174)	(273)	(5,093)	5,044

Other Expense
Interest expense – related party	(3,775)	(925)	(5,678)	(2,776)

Total Other Expense	(3,775)	(925)	(5,678)	(2,776)

Net income (loss)	$(5,949)	$(1,198)	$(10,771)	$2,268

Net income(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares - Basic and Diluted	26,922,006	26,922,006	26,922,006	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	26,922,006	$26,922	$1 ,298,056	$(1,411,896)	$(86,918)

Net income	-	-	-	6,469	6,469

Balance at December 31, 2021	26,922,006	$26,922	$1,298,056	$(1,405,427)	$(80,449)

Net loss	-	-	-	(3,003)	(3,003)

Balance at March 31, 2022	26,922,006	$26,922	$1,298,056	$(1,408,430)	$(83,452)

Net loss	-	-	-	(1,198)	(1,198)

Balance at June 30, 2022	26,922,006	$26,922	$1,298,056	$(1,409,628)	$(84,650)

WALL STREET MEDIA CO., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2023

(Unaudited)

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2022	26,922,006	$26,922	$1 ,298,056	$(1,411,138)	$(86,160)

Net loss	-	-	-	(2,810)	(2,810)

Balance at December 31, 2022	26,922,006	$26,922	$1,298,056	$(1,413,948)	$(88,970)

Net loss	-	-	-	(2,012)	(2,012)

Balance at March 31, 2023	26,922,006	$26,922	$1,298,056	$(1,415,960)	$(90,982)
Net loss	-		-	(5,949)	(5,949)

Balance at June 30, 2023	26,922,006	$26,922	$1,298,056	$(1,421,909)	$(96,931)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WALL STREET MEDIA CO, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022
Cash flows from Operating Activities:
Net income (loss)	$(10,771)	$2,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable – related party	(2,450)	5,000
(Increase) decrease in prepaid expenses	2,655	(3,890)
Increase in accrued interest payable - related party	5,678	396
Net cash provided by (used in) operating activities	(4,888)	3,774

Cash flows from Financing Activities:
Proceeds from notes payable – related party	-	2,620
Net cash (used in) provided by financing activities	-	2,620

Increase (decrease) in cash during the period	(4,888)	6,394

Cash, beginning of the period	5,812	1,156

Cash, end of the period	$924	$7,550
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$0	$2,380

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2023

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and nine months ended June 30, 2023, and the financial position as of June 30, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended September 30, 2022 included in our Report on Form 10-K as filed with the SEC on December 16, 2022. The September 30, 2022 balance sheet is derived from those financial statements.

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

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2023

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2023 or September 30, 2022.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2023 or 2022.

Wall Street Media Co, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2023

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, for the nine month period ended June 30, 2023 the Company generated a net loss of $10,771 and used cash in operations of $3,793. At June 30, 2023, the Company has a working capital deficit of $97,509. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

During the nine months ended June 30, 2023 and 2022, $46,500 and $45,000, respectively, of the Company’s revenues was derived from consulting services provided to Landmark-Pegasus and Skybunker, entities wholly owned by the Company’s majority stockholder or clients of these entities. As of June 30, 2023 and September 30, 2022, $7,450 and $5,000, respectively, of those services remain due from this related party and have been presented as accounts receivable – related party on the accompanying condensed balance sheet.

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

The Company has notes payable with Landmark-Pegasus, an entity wholly owned by the Company’s majority stockholder, that accrues interest at an annual rate of 4%, and are payable on demand. The balance on the notes is $94,120 at June 30, 2023 and at September 30, 2022. At June 30, 2023 and September 30, 2022 total interest accrued on the notes payable was $14,188 and $8,510, respectively. Balances are presented as notes payable – related party and accrued interest payable – related party, respectively, on the accompanying condensed balance sheets. During the three months ended June 30, 2023 and 2022, interest expense on the notes was $3,775 and $925, respectively, as presented on the accompanying condensed statement of operations as interest expense - related party. During the nine months ended June 30, 2023 and 2022, interest expense on the notes was $5,678 and $2,776, respectively, as presented on the accompanying condensed statement of operations as interest expense – related party.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of the Company’s operations in the normal course of business. At June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Revenue: The Company’s revenues decreased by approximately 3 % to $14,500 during the three months ended June 30, 2023 as compared to $15,000 for the three months ended June 30, 2022 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 9% to $16,674 during the three months ended June 30, 2023 as compared to $15,273 for the three months ended June 30, 2022 primarily due to an increase in professional fees.

Loss from operations: The Company’s loss from operations increased approximately 696% to $2,174 during the three months ended June 30, 2023 from a loss from operations of $273 for the three months ended June 30, 2022. The primary reason for this was due to an increase in professional fees.

FOR THE NINE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2022

Revenue: The Company’s revenues increased approximately 3% to $46,500 during the nine months ended June 30, 2023 as compared to $45,000 for the nine months ended June 30, 2022 due to an increase in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 29% to $51,593 during the nine months ended June 30, 2023 as compared to $39,956 for the nine months ended June 30, 2022 primarily due to the bad debt expense recovery of $10,000 in 2022.

Income from operations: The Company’s income from operations decreased approximately 199% to a loss from operations of $5,093 during the nine months ended June 30, 2023 from income from operations of $5,044 for the nine months ended June 30, 2022. The primary reason for this was due to the bad debt expense recovery of $10,000 in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,888 for the nine months ended June 30, 2023 as compared to net cash provided by operating activities of $3,774 for the nine months ended June 30, 2022. The decrease was primarily due to the bad debt recovery from a related party.

As of June 30, 2023, the Company had $924 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended September 30, 2022. In addition, the Company has a working capital deficit at June 30, 2023 of $97,509 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PERSON TRANSACTIONS

100% of the Company’s revenues for the three and nine months ended June 30, 2023 and 2022 were generated by entities wholly owned by the Company’s majority shareholder or the related entity’s clients.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation was conducted by the registrant’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the principal executive officer and principal financial officer concluded that the registrant’s controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Wall Street Media Co, Inc.

Date: August 8, 2023	By:	/s/ Jeffrey A. Lubchansky
Jeffrey A. Lubchansky
President and Chief Executive Officer (principal executive officer and principal financial officer)

