Form 10-K
period 2023-09-30
Global AI, Inc.
filed 2024-02-08
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-163439

Global AI, Inc.

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2023 the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $221,905 based on the last reported sale price of our common stock on the OTCQB, which was $0.0205 per share on March 31, 2023.

As of February 8, 2024, there were 154,312,024 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-K document carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, technological developments and changes and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

When used in this annual report on Form 10-K, the terms “Global AI”, “Wall Street Media”, “Company”, “we,” “our,” and “us” refers to Global AI, Inc.

PART I

ITEM 1. BUSINESS

Company Overview

Global AI was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc. and in October 2023 the Company changed its name to Global AI, Inc.

The Company expects to acquire, integrate and develop artificial intelligence (“AI”)-based technology companies and assets (the “Acquisitions”). The Company intends to focus its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company plans to integrate and further develop the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also plans to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company plans to centralize back office administrative functions and take advantage of cost and revenue synergies across the Acquisitions’ platforms.

On September 12, 2023, Ingenious Investment AG purchased, from their own funds, from existing shareholders of the Company, in a series of private transactions, a total of 24,944,466 shares of common stock, $0.001 per share of Global AI, Inc., representing 92.7% of the outstanding shares of the Company’s common stock at such time.

The Company has one employee and one full-time employee.

Marketing Strategy

The Company plans to broadly target Acquisitions that meet its target metrics for scalability and revenue growth. The Company offers an alternative to traditional venture capital investments in the sector and provides entrepreneurs and founders with the ability to grow and scale their AI technology businesses while benefiting from the knowledge of other entrepreneurs in the Company’s network. The Company has a strong pipeline of potential Acquisitions sourced by Mr Somani, who has extensive experience in AI technology.

Once acquired, the Company plans on assisting each portfolio Acquisition with its marketing strategy for its specific products and services.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss of their investment. You should carefully consider the following risk factors, together with the other information in this annual report on Form 10-K, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

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

We had an accumulated deficit of $1,527,246 as of September 30, 2023, and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our AI technology business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a national securities exchange, such as the New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), many investors may not be willing or allowed to purchase shares of our common stock or may demand steep discounts to the trading price of our common stock. Sufficient additional financing may not be available to us or may be available only on terms that would result in substantial dilution to the current owners of our common stock.

We expect to pursue additional capital during the fiscal year ending September 30, 2024, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to support our cost structure. There can be no assurance that we will generate revenues or obtain financing. These factors have raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Any future growth by us, or an increase in the number of our strategic relationships will create a strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our Company.

Risks Relating to Our Business

We will need to successfully acquire, develop and integrate AI-based technology companies and assets.

We may not be able to successfully source potential AI-based technology companies and assets (“Acquisitions”). We also may not be able to effectively integrate and develop the Acquisitions into our network and cannot predict when significant commercial market acceptance for the AI services provided by us and our Acquisitions will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our AI services, we may not be able to generate revenues from the provision of such services. Our revenue growth and achievement of profitability will depend substantially on our ability acquire, integrate, and develop our Acquisitions. If we are unable to do so, or if the services provided by us and our Acquisitions do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with collaborative and development partners to fully develop and market our services.

We do not possess all of the resources necessary to develop and commercialize our AI technology business on a mass scale. Unless we expand our development capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative partners to develop and commercialize consulting services.

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

We may lose out to larger competitors.

The AI technology services industry is intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources. Our services may not be competitive with their services. If this happens, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Risks Relating to our Stock

Future stock issuances would dilute stockholders’ ownership, and may reduce our share value.

If, in the future, we issue additional shares, the future issuance of common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. Many of our Acquisitions will require the issuance of our common stock as part of the consideration provided. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended September 30, 2023, trades were only reported on 15 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of September 30, 2023, our common stock has had a 52-week high sale price of $0.5100 and a low sale price of $0.0710. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended September 30, 2023, trades were only reported on 15 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Ingenious Investment AG, beneficially owns approximately 82% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or NASDAQ, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges, are those that address the Board of Directors’ independence, audit committee oversight, and the adoption of a code of ethics. As our securities are not listed on a national securities exchange, we are not required to adopt corporate governance measures however we intend to adopt such measures in the future. It is possible that if we were to adopt corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. Cybersecurity

Not applicable.

ITEM 2. PROPERTIES

The Company leases on a month to month basis virtual office space at 110 Front Street – Suite 300, Jupiter, FL 33477. Monthly rent is $149.

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

	High	Low
Fiscal Year Ended September 30, 2022
Quarter Ended December 31, 2021	$0.3280	$0.0610
Quarter Ended March 31, 2022	$0.0611	$0.0611
Quarter Ended June 30, 2022	$0.0611	$0.0611
Quarter Ended September 30, 2022	$0.2800	$0.0611

Fiscal Year Ended September 30, 2023
Quarter Ended December 31, 2022	$0.0820	$0.0710
Quarter Ended March 31, 2023	$0.0820	$0.0820
Quarter Ended June 30, 2023	$0.0850	$0.0820
Quarter Ended September 30, 2023	$0.0510	$0.0510

As of September 30, 2023, the Company had 28,578,006 shares of Class A common stock issued, par value $0.001, held by approximately 100 shareholders of record and not issued any Class B stock

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the fiscal year ended September 30, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

There are statements in this annual report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-K document carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, technological developments and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

OVERVIEW

Global AI was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc. and in October 2023 the Company changed its name to Global AI, Inc.

The Company expects to acquire, integrate and develop artificial intelligence (“AI”)-based technology companies and assets (the “Acquisitions”). The Company intends to focus its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company plans to integrate and further develop the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also plans to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company plans to centralize back office administrative functions and take advantage of cost and revenue synergies across the Acquisitions’ platforms.

On September 12, 2023, Ingenious Investment AG purchased, from their own funds, from existing shareholders of the Company, in a series of private transactions, a total of 24,944,466 shares of common stock, $0.001 per share of Global AI, Inc., representing 92.7% of the outstanding shares of the Company’s common stock at such time (the “Ingenious Acquisition”).

Recent Events

Subscription Agreements

On November 1, 2023 and November 20, 2023, the Company entered into Subscription Agreements with certain investors, pursuant to which the investors purchased an aggregate of 10,000,000 shares of the Company’s Class B common stock, par value $0.001, at a price of $0.10 per share for an aggregate purchase price of $1,000,000.

Forward Stock Split

On January 29, 2024, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Secretary of State of Nevada to effect a 4-for-1 forward stock split of the shares of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”), and Class B common stock, par value $0.001 per share (the “Class B Common Stock”), either issued and outstanding or held by the Company as treasury stock. Holders of capital stock of the Company representing a majority of the voting power of all the then-outstanding shares of capital stock of the Company approved a resolution to affect the Forward Stock Split.

The Forward Stock Split increased the number of shares of Class A Common Stock outstanding from 28,578,006 shares to approximately 114,312,024 shares, subject to adjustment for the rounding up of fractional shares. The Forward Stock Split increased the number of shares of Class B Common Stock outstanding from 10,000,000 shares to approximately 40,000,000 shares, subject to adjustment for the rounding up of fractional shares. The total number of Class A Common Stock and Class B Common Stock combined after the Forward Stock Split was 154,312,024.

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

RESULTS OF OPERATIONS

The Company’s results of operations for the years ended September 30, 2023 and September 30, 2022 were generated from our legacy consulting services business. Our current focus on acquiring and developing AI-technology companies and assets are therefore not reflected in these results of operations.

FOR THE YEAR ENDED SEPTEMBER 30, 2023 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2022

Revenue: The Company’s revenues decreased approximately 18% from $60,000 during the year ended September 30, 2022 to $49,000 for the year ended September 30, 2023 due to a decrease in consulting services provided. All revenues generated during the years ended September 30, 2023 and 2022 are with related parties.

Operating Expenses: The Company’s operating expenses increased approximately 192% from $55,504 during the year ended September 30, 2022 to $162,253 for the year ended September 30, 2023. The primary reason for this was due to the increase in professional fees.

Interest Expense: The Company’s interest expense decreased approximately 24% from $3,738 during the year ended September 30, 2022 as compared to $2,855 for the year ended September 30, 2023 due to the decrease in notes payable during the year.

Income from Operations: The Company’s income from operations decreased approximately 262% from $4,496 for the year ended September 30, 2022 as compared to loss from operations of $113,253 for the year ended September 30, 2023. The primary reason for this was due to the increase in professional fees expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $86,553 for the year ended September 30, 2023 as compared to net cash provided by operating activities of $2,036 for the year ended September 30, 2022, due to the net loss for the year ended September 30, 2023.

Net cash provided by investing activities was $174,863 for the year ended September 30, 2023 as compared to net cash provided by investing activities of $0 for the year ended September 30, 2022, primarily due to the proceeds from the Ingenious Acquisition.

Net cash used in financing activities was $94,120 for the year ended September 30, 2023 as compared to $2,620 for the year ended September 30, 2022, primarily due to the repayment of the note payable – related party.

The working capital deficit was $27,983 for the year ended September 30, 2023 as compared to a working capital deficit of $86,738 for the year ended September 30, 2022.

As of September 30, 2023, the Company had $2 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide AI consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global AI, Inc. (formerly Wall Street Media Co., Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global AI, Inc. (the Company) as of September 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2023.

Firm ID: 6849

Houston, Texas

February 8, 2024

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Balance Sheets

	September 30, 2023	September 30, 2022

ASSETS
Current Assets
Cash	$2	$5,812
Accounts receivable-related party	-	5,000

Prepaid Expenses	1,095	5080

Total Current Assets	1,097	15,892

Deposits	-	578
Total Assets	$1,097	$16,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$29,080	$-
Accrued interest payable-related party	-	8,510
Notes payable -related party	-	94,120
Total Current Liabilities	29,080	102,630

Total Liabilities	29,080	102,630

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 28,578,006 and 26,922,006 issued and outstanding at September 30, 2023 and 2022, respectively.	28,578	26,922
Additional paid-in capital	1,470,685	1,298,056
Accumulated deficit	(1,527,246)	(1,411,138)
Total Stockholders’ Deficit	(27,983)	(86,160)

Total Liabilities and Stockholders’ Deficit	$1,097	$16,470

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Statements of Operations

	For the year ended	For the year ended
	September 30, 2023	September 30, 2022

Revenues:
Consulting fees from related party	$49,000	$60,000
Total Revenues	49,000	60,000

Operating Expenses:
Bad debt recovery- related party	-	(10,000)
General and administrative	18,770	19,302
Professional fees	141,803	44,510
Rent	1,680	1,692
Total Operating Expenses	162,253	55,504

Income (Loss) From Operations	(113,253)	4,496

Other Expense
Interest expense	(2,855)	(3,738)
Total Other Expense	(2,855)	(3,738)

Net income (loss)	$(116,108)	$758
Net income (loss) per share - basic and diluted	$(0.00)	$0.00
Weighted average number of common shares - Basic and Diluted	28,578,006	26,922,006

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Statements of Changes in Stockholders’ Deficit

For the Years ended September 30, 2023 and 2022

	Common Stock		Additional		Total
	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	26,922,006	$26,922	$1,298,056	$(1,411,896)	$(86,918)

Net income	-	-	-	758	758

Balance at September 30, 2022	26,922,006	26,922	1,298,056	(1,411,138)	(86,160)

Common stock issued for services	800,000	800	68,000	-	68,800
Issuance of common stock for conversion of debt – related party	865,000	856	104,629	-	105,485
Net (loss)	-	-	-	(116,108)	(116,108)

Balance at September 30, 2023	28,578,006	$28,578	$1,470,685	$(1,527,246)	$(27,983)

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Statements of Cash Flows

	For the year ended	For the year ended
	September 30, 2023	September 30, 2022
Cash flows provided by (used in) Operating Activities:
Net income (loss)	$(116,108)	$758
Stock-based compensation	68,800	-
Changes in operating assets and liabilities:
Accounts receivable-related party	5,000
Prepaid expenses	3,985	(80)
Accounts payable	29,080
Accrued interest payable-related party	2,855	1,358
Deposits	578	-
Net cash provided by (used in) operating activities	(5,810)	2,036
Cash flows provided by Investing Activities:
Net cash provided by investing activities	-	-
Cash flows provided by Financing Activities:
Proceeds from issuance of notes payable-related party	-	2,620
Net cash provided by (used in) financing activities	-	2,620

Increase (decrease) in cash during the year	(5,810)	4,656

Cash, beginning of year	5,812	1,156

Cash, end of year	$2	$5,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$8,510	$2,380
Taxes paid in cash	$-	$-
Noncash Investing and Financing Activities
Shares issued for conversion of debt – related party	$105,485	$-

The accompanying notes are an integral part of these financial statements.

Global AI, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2023 and 2022

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Global AI was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc. and in October 2023 the Company changed its name to Global AI, Inc.

The Company expects to acquire, integrate and develop artificial intelligence (“AI”)-based technology companies and assets (the “Acquisitions”). The Company intends to focus its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company plans to integrate and further develop the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also plans to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company plans to centralize back office administrative functions and take advantage of cost and revenue synergies across the Acquisitions’ platforms.

On September 12, 2023, Ingenious Investment AG purchased, from their own funds, from existing shareholders of the Company, in a series of private transactions, a total of 24,944,466 shares of common stock, $0.001 per share of Global AI, Inc., representing 92.7% of the outstanding shares of the Company’s common stock at such time (the “Ingenious Acquisition”).

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

Global AI Inc.

Notes to Financial Statements

For the Years Ended September 30, 2023 and 2022

The Company previously provided consulting services to an entity wholly owned by the Company’s previous majority stockholder and the related entity’s clients which represented the Company’s only revenue source. The Company recognized revenue when the was (i.e. consulting services) with the customer was satisfied and when the service was provided. Revenue was measured as the amount of consideration the Company expected to receive in exchange for providing the service.

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

In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2023, tax years 2022, 2021 and 2020 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of September 30, 2023 and 2022.

Global AI, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2023 and 2022

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

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2023 and 2022, the Company reported a net loss of $(116,108) and a net income of $758, respectively, net cash used in operating activities of $(5,810) in 2023, and provided by operating activities was $2,036 in 2022. In addition, the Company has a working capital deficit of $27,983 and an accumulated deficit of $1,527,246 at September 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$49,000 and $60,000, or 100% of the Company’s revenue during the years ended September 30, 2023 and 2022, respectively, are derived from Landmark-Pegasus, Inc. (“Landmark-Pegasus”) and Skybunker Inc. (“Skybunker”), related parties, or direct clients of Landmark-Pegasus. Landmark-Pegasus and Skybunker are both wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. As of September 30, 2023 and 2022, $0 and $5,000 of those services were unpaid by the related party.

The Company had a note payable with Landmark-Pegasus, a related party company, that accrued interest at an annual rate of 4% and was payable on demand. On September 12, 2023, the Company issued 856,000 shares of common stock in conversion of the full balance of the note and accrued interest as of that date. The Company evaluated the distinguishment of the note and the fair value of the shares issued for recognition of any gain or loss on the conversion. The total principle and accrued interest of the note on the date of conversion was $105,485 and the fair value of the shares based on the closing stock price on the date of conversion was $73,616. Due to the related party nature of the note, the gain on conversion of $31,869 was recorded in additional paid in capital. The balance on the note is $0 and $94,120 at September 30, 2023 and September 30, 2022, respectively. At September 30, 2022 and 2021 total interest accrued on the notes payable was $0 and $8,510, respectively.

Jeffrey A. Lubchansky, the Company’s former Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $19,000 during the years ended September 30, 2023 and 2022 as compensation for his services as an executive officer. His compensation was $1,500 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statements of Operations.

Note 4 – Stockholders’ Deficit

The Company has 250,000,000 common stock authorized and has 28,578,006 shares issued and outstanding at September 30, 2023.

The Company issued 800,000 shares to consultants during the year ended September 30, 2023. The shares were valued at the closing stock price on the date of grant for a total value of $68,800.

The Company issued 856,000 shares in conversion of a related party note payable during the year ended September 30, 2023. The shares were valued at $73,616 based on the closing stock price on date of conversion. Due to the related party nature of the transaction, the gain of $31,869 was recorded in additional paid in capital for a total of $105,485.

Global AI, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2023 and 2022

Note 5 – Income Taxes

There was no income tax expense in fiscal 2023 and 2022 due to the Company’s net taxable losses.

The reconciliation of income tax expense (benefit) for the years ended September 30, 2023 and 2022 computed at the United States federal tax rate of 21% to income tax expense (benefit) is as follows

	2023	2022
Tax expense at the United States statutory rate	$-	$160
State income tax, net of federal	-	28
Change in valuation allowance	-	(188)
Income tax expense (benefits)	$-	$-

Tax expense at the United States statutory rate	21.00%	21.00%
State income tax, net of federal	4.74%	4.74%
Change in valuation allowance	(25.74)%	(25.74)%
Income tax expense (benefits)	-	-

The tax effect of temporary differences that give rise to the deferred tax assets is as follows:

	2023	2022
Net operating loss carryforward	$36,361	$36,361
Valuation allowance	(36,361)	(36,361)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2023, the Company has net operating losses (“NOL”) of approximately $637,000. Under IRS Code Section 382, the annual allowable NOL deduction will be limited to $31,000 per year for years 2011-2015 due to a change in control that occurred in 2015. Therefore, the Company’s NOLs available after Section 382 limitations is approximately $147,000.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established at September 30, 2023 and 2022 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at September 30, 2023 and 2022.

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2023 and 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the fiscal years ended September 30, 2023 and 2022, 100% of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, position and age of our sole director and executive officer as of the date of this annual report on Form 10-K. Our directors are elected by our stockholders at each annual meeting and serve until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position

Abhinav Somani		Chairman of the Board, Director, President, Chief Executive Officer and Principal Financial Officer.

Biographical information concerning our director and executive officer listed above is set forth below.

Abhinav “Abe” Somani has nearly 15 years of financial and technology investment experience, including several in the artificial intelligence sector, as well as business development, product development, and operational strategies experience. Prior to joining Global AI, from October 2021 until recently, Mr. Somani served as Chief Operating Officer at Clearview AI. From July 2016 until September 2021, Mr. Abhinav served as Chief Executive Officer of Leverton (now known as MRI Contract Intelligence), which was acquired by MRI Software Inc. From August 2014 until March 2017, he served as a business development executive at smartShift Technologies, which was acquired by Ridgemont Equity Partners. From August 2012 until August 2014, he served as an Associate at ICV Partners where he worked rigorously with portfolio companies to improve their sales, enhance marketing, turnaround ailing business segments, and increase operational efficiencies. From July 2009 until July 2012, he served as an Analyst at Rothschild & Co. in the mergers and acquisitions and equity capital markets division. Mr. Somani earned a B.S. from the NYU Stern School of Business with a triple major in Finance, International Business, and Management.

Family Relationships. There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings. None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics . We have not yet adopted a code of ethics given the change in operations and strategy of the Company’s business but we do plan to adopt such a policy by the end of the second quarter of fiscal year 2024.

Insider Trading Arrangements and Policies. We have not yet adopted an insider trading policy given the change in operations and strategy of the Company’s business but we do plan to adopt such a policy by the end of the second quarter of fiscal year 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the compensation of our Named Executive Officers (as defined in Regulation S-K Item 402(m)), during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified Deferred Compensation earnings	All Other Compensation	Total Compensation

Sebastian Holl, Interim Chief Executive Officer	2023	$0	0	0	0	0	0	0	$0
	2022	$0	0	0	0	0	0	0	$0
Jeffrey A. Lubchansky, Former President and Chief Executive Officer	2023	$19,000	0	0	0	0	0	0	$19,000
	2022	$19,000	0	0	0	0	0	0	$19,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2023.

Compensation of Directors. Mr. Lubchansky, was our President and Chief Executive Officer during the fiscal years ended September 30, 2023 and 2022. Mr. Lubchansky resigned from his position as President and Chief Executive Officer of the Company on September 12, 2023 when Mr. Holl was appointed as interim Chief Executive Officer. No compensation was paid to Mr. Somani, Mr. Holl, Mr. Rucigaj or Ms. Pergar, in their capacities as directors during the fiscal year ended September 30, 2023. In the future, we may develop a compensation package to offer to members of the Board of Directors and its committees.

Audit, Compensation and Nominating Committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 8, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Named Executive Officers and Directors:
Abhinav Somani
Andrej Rucigaj
Nevenka Cresnar Pergar
Sebastian Holl
Jeffrey A. Lubchansky
All directors and executive officers as a group (5 people)		0	*

5% Stockholders (3):
Ingenious Investment AG		109,777,864	81.74%
Darko Horvat		10,000,000	7.45%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on February 8, 2024 (154,312,024 shares of common stock).
(3)	Mr. Wanja Oberhof is the majority stockholder in Ingenious Investment AG.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2023, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration. $49,000 and $60,000, or 100% of the Company’s revenue during the fiscal years ended September 30, 2023 and 2022, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. The Company previously provided services solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

Director Independence

Our common stock is quoted on the OTCQB market tier of the OTC Markets Group, which does not have director independence requirements. We also have not established our own definition for determining whether our director and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Hudgens CPAs as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2023 and 2022 were approved by the Board of Directors.

The following table shows the fees that were billed for the audit and other services provided by D. Brooks & Associates, CPAs, PA for the fiscal years ended September 30, 2023 and 2022:

	2023	2022
Audit Fees (1)	$10,000	$16,500

Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$1,500	$3,500

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

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Brooks for the fiscal years ended September 30, 2023 or 2022.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Brooks during the fiscal years ended September 30, 2023 or 2022.

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

(3) Exhibits.

Exhibit No.	Exhibit Type

3.1	Articles of incorporation of the registrant dated January 6, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2013).

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3	Certificate of change to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2013).

3.4	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2013).

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2023).

3.7	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2023).

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI,, Inc.

Date: February 8, 2024
/s/ Abhinav Somani
Abhinav Somani President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Abhinav Somani	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	February 8, 2024
Abhinav Somani

