Form 10-KT
period 2023-12-31
Global AI, Inc.
filed 2024-03-28
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2023 to December 31, 2023

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

As of June 30, 2023 the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $920,094 based on the last reported sale price of our common stock on the OTCQB, which was $0.085 per share on June 30, 2023.

As of March 28, 2024, there were 154,312,024 shares of the registrant’s common stock issued and outstanding.

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

The Company has one full-time employee and also engages consultants and advisors from time to time.

Marketing Strategy

The Company plans to broadly target Acquisitions that meet its target metrics for scalability and revenue growth. The Company offers an alternative to traditional venture capital investments in the sector and provides entrepreneurs and founders with the ability to grow and scale their AI technology businesses while benefiting from the knowledge of other entrepreneurs in the Company’s network. The Company has a strong pipeline of potential Acquisitions sourced by the CEO, who has extensive experience in AI technology.

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

We had an accumulated deficit of $2,051,393 as of December 31, 2023, and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our AI technology business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to pursue additional capital during the fiscal year ending December 31, 2024, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended December 31, 2023, trades were only reported on 39 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past. For example, as of December 31, 2023, our common stock has had a 52-week high sale price of $2.00 and a low sale price of $0.0710. The market price of our common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

The Company’s shares are currently quoted on the OTCQB under the symbol, “WSCO.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the 52-week period ended December 31, 2023, trades were only reported on 39 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. Cybersecurity

We operate in the artificial intelligence sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients’ information and prevent data loss and other security breaches, including a cybersecurity risk assessment program. Both management and the Board of Directors are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our CEO is responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.

We undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents including an annual risk review. We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and prevent us from attracting potential Acquisitions or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition.

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

	High	Low
Fiscal Year Ended December 31, 2022
Quarter Ended March 31, 2022	$0.0611	$0.0611
Quarter Ended June 30, 2022	$0.0611	$0.0611
Quarter Ended September 30, 2022	$0.2800	$0.0611
Quarter Ended December 31, 2022	$0.0820	$0.0710

Fiscal Year Ended December 31, 2023
Quarter Ended March 31, 2023	$0.0820	$0.0820
Quarter Ended June 30, 2023	$0.0850	$0.0820
Quarter Ended September 30, 2023	$0.0510	$0.0510
Quarter Ended December 31, 2023	$2.0000	$0.2386

As of December 31, 2023, the Company had 28,578,006 shares of Class A common stock issued, par value $0.001, held by approximately 100 shareholders of record and not issued any Class   B stock

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the fiscal year ended December 31 , 2023.

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

RESULTS OF OPERATIONS

The Company’s results of operations for the three months ended December 31, 2023 and years ended September 30, 2023 and 2022 were generated from our legacy consulting services business. Our current focus on acquiring and developing AI-technology companies and assets are therefore not reflected in these results of operations.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2022

Revenue: The Company’s revenues decreased approximately 100% from $15,000 during the three months ended December 31, 2022 to $0 for the three months ended December 31, 2023 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased approximately 301% from $16,8483  during the three months ended December 31, 2022 to $524,147 for the three months ended December 31, 2023. The primary reason for this was due to the increase in professional fees.

Interest Expense: The Company’s interest expense decreased approximately 100% from $962 during the three months ended December 31, 2022 as compared to $0 for the three months ended December 31, 2023 due to the decrease in notes payable during the year.

Income from Operations: The Company’s loss from operations increased approximately 283% from $1,848 for the three months ended December 31, 2022 as compared to loss from operations of $524,147 for the three months ended December 31, 2023. The primary reason for this was due to the increase in professional fees expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $183,964 for the year ended September 30, 2022 as compared to net cash used in operating activities of $5,810 for the year ended September 30, 2023, due to the additional paid in capital issued for the year ended September 30, 2023.

The working capital deficit was $52,130 for the three months ended December 31, 2023 as compared to a working capital deficit of $27,983 for the year ended September 30, 2023.

As of December 31, 2023, the Company had $183,964 in cash. The Company plans to fund ongoing operations by continuing to pursue contracts to provide AI consulting services in efforts to generate additional revenue. In addition, the Company is actively seeking investor funding.

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

[REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global AI, Inc. (formerly Wall Street Media Co., Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global AI, Inc. (the Company) as of December 31, 2023, September 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023 and the three-month period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023 and the three-month period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Firm ID: 6849

Houston, Texas

March 28, 2024

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Balance Sheets

	December 31, 2023	September 30, 2023	September 30, 2022

ASSETS
Current Assets
Cash	$183,964	$2	$5,812
Accounts receivable – related party			5,000
Prepaid Expenses	1,095	1,095	5,080

Total Current Assets	185,059	1,097	15,892

Deposits	-	-	578
Total Assets	$185,059	$1,097	$16,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$232,089	$29,080	$-
Accrued Interest Payable- related party			8,510
Note payable- related party			94,120
Payroll Taxes Payable	5,100	-	-
Total Current Liabilities	237,189	29,080	102,630

Total Liabilities	237,189	29,080	102,630

Commitments and Contingencies (Note 6)	-	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,348,024, 114,348,024 and 107,688,024 issued and outstanding at December 31, 2023, September 30,2023 and September 30, 2022, respectively	154,348	114,348	107,688,024
Additional paid-in capital	1,844,915	1,384,915	1,217,290
Accumulated deficit	(2,051,393)	(1,527,246)	(1,411,138)
Total Stockholders’ Deficit	(52,130)	(27,983)	(86,160)

Total Liabilities and Stockholders’ Deficit	$185,059	$1,097	$16,470

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)
Statements of Operations

	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the year ended September 30, 2023	For the year ended September 30, 2022

Revenues:
Consulting fees from related party	$-	$15,000	$49,000	$60,000
Total Revenues	-	15,000	49,000	60,000

Operating Expenses:
Bad debt recovery – related party	-	-	-	(10,000)
General and administrative	131,410	4,913	18,770	19,302
Professional fees	392,078	11,935	141,803	44,510
	661		1,680	1,692
Total Operating Expenses	524,147	16,848	162,253	55,504

Income (Loss) From Operations	(524,147)	(1,848)	(113,253)	4,496

Other Expense
Interest expense	-	(962)	(2,855)	(3,738)
Total Other Expense	-	(962)	(2,855)	(3,738)

Net income (loss	$(524,147)	(2,810)	$(116,108)	$758
Net income (loss) per share - basic and diluted	$(0.00)	(0.00)	$(0.00)	$0.00
Weighted average number of common shares - Basic and Diluted	136,545,826	107,688,024	108,017,365	107,688,024

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Statements of Changes in Stockholders’ Deficit

For the Three months ended December 31, 2023 and the Years ended September 30, 2023 and 2022

	Common Stock		Additional			Total
	Shares Issued	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	107,688,024	$107,688	$1,217,290	-	$(1,411,896)	$(86,918)

Net income	-	-	-	-	758	758

Balance at September 30, 2022	107,688,024	107,688	1,217,290	-	(1,411,138)	(86,160)

Common stock issued for services	3,200,000	3,200	65,600	-	-	68,800
Issuance of common stock for conversion of debt – related party	3,460,000	3,460	102,025	-	-	105,485
Net (loss)	-	-	-	-	(116,108)	(116,108)

Balance at September 30, 2023	114,348,024	$114,348	$1,384,915	-	$(1,527,246)	$(27,983)
Class B common shares issued for cash	40,000,000	40,000	460,000	500,000	-	460,000
Net (loss)	-	-	-	-	(524,147)	(524,147)

Balance at December 31, 2023	154,348,024	154,348	$1,844,915	$500,000	$(2,051,393)	$(52,130)

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. (formerly Wall Street Media Co, Inc.)

Statements of Cash Flows

	For the three months ended	For the Three Months Ended		For the year ended	For the year ended
	December 31, 2023	December 31, 2022		September 30, 2023	September 30, 2022
Cash flows provided by (used in) Operating Activities:
Net income (loss)	$(524,147)		$(2,810)	$(116,108)	$758
Stock-based compensation	-			68,800	-
Changes in operating assets and liabilities:
Accounts receivable-related party	-		-	5,000	-
Prepaid expenses	-		3,810	3,985	(80)
Accounts payable	203,011		1,300	29,080	1,358
Accrued interest payable-related party	-		962	2,855	-
Payroll taxes payable	5,100
Deposits	-			578	-
Net cash provided by (used in) operating activities	(316,036)		3,262	(5,810)	2,036
Cash flows provided by Investing Activities:
Net cash provided by investing activities	-		-	-	-
Cash flows provided by Financing Activities:
Cash received for stock payable	500,000		-	-	-
Proceeds from issuance of notes payable-related party	-		-	-	2,620
Net cash provided by (used in) financing activities	500,000		-	-	2,620

Increase (decrease) in cash during the year	183,964		3,262	(5,810)	4,656

Cash, beginning of year	2		5,812	5,812	1,156

Cash, end of year	$183,966		$9,074	$2	$5,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$-	$		$8,510	$2,380
Taxes paid in cash	$-	$		$-	$-
Noncash Investing and Financing Activities		$
Shares issued for conversion of debt – related party	$-	$		$105,485	$-

The accompanying notes are an integral part of these financial statements.

Global AI, Inc.

Notes to Financial Statements

For the Three months ended December 31, 2023 and the Years Ended September 30, 2023 and 2022

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

Global AI Inc.

Notes to Financial Statements

For the Three months ended December 31, 2023 and the Years Ended September 30, 2023 and 2022

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

In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2023, tax years 2022, 2021 and 2020 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding as of December 31, 2023 and 2022.

Global AI, Inc.

Notes to Financial Statements

For the Three months ended December 31, 2023 and the Years Ended September 30, 2023 and 2022

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. This ASU is not expected to have a material impact on the financial statements and disclosures of the Company since it does not have any debt with conversion options that meets the criteria.

Note 2 - Going Concern

As reflected in the accompanying financial statements for the years ended September 30, 2023 and 2022, the Company reported a net loss of $116,108 and a net income of $758, respectively, net cash used in operating activities of $5,810 in 2023, and provided by operating activities was $2,036 in 2022. In addition, the Company has a working capital deficit of $27,983 and an accumulated deficit of $1,527,246 at September 30, 2023. For the three months ended December 31, 2023 and 2022, the Company reported a net loss of $524,147 and a net loss of $2,810, respectively, net cash provided by operating activities of $316,036 for the three months ended December 31, 2023, and provided by operating activities was $3,262 for the three months ended December 31, 2022. In addition, the Company has a working capital deficit of $27,983 and an accumulated deficit of $1,527,246 at September 30, 2023. The Company had a working capital deficit of $52,130 and an accumulated deficit of $2,051,393 for the three months ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this report. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

$49,000, or 100% of the Company’s revenue during the year ended December 31, 2023, are derived from Landmark-Pegasus, Inc. (“Landmark-Pegasus”) and Skybunker Inc. (“Skybunker”), related parties, or direct clients of Landmark-Pegasus. Landmark-Pegasus and Skybunker are both wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. There was no revenue for the three months ended December 31, 2023.

The Company had a note payable with Landmark-Pegasus, a related party company, that accrued interest at an annual rate of 4% and was payable on demand. On September 12, 2023, the Company issued 856,000 shares of common stock in conversion of the full balance of the note and accrued interest as of that date. The Company evaluated the distinguishment of the note and the fair value of the shares issued for recognition of any gain or loss on the conversion. The total principle and accrued interest of the note on the date of conversion was $105,485 and the fair value of the shares based on the closing stock price on the date of conversion was $73,616. Due to the related party nature of the note, the gain on conversion of $31,869 was recorded in additional paid in capital. The balance on the note is $0 at December 31, 2023.

Jeffrey A. Lubchansky, the Company’s former Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $19,000 during the year ended December 31, 2023 as compensation for his services as an executive officer. His compensation was $1,500 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statements of Operations.

Note 4 – Stockholders’ Deficit

The Company has 250,000,000 common stock authorized and has 154,348,024 shares issued and outstanding at December 31, 2023

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

In November 2023, the Company entered into subscription agreements with investors to issue 10,000,000 shares of common stock at $0.10 per share. The Company received $500,000 in proceeds from the issuance and has placed an allowance on the remaining subscription funds receivable of $500,000.

On January 29, 2024, the Company executed a 4-for-1 forward stock split. As a result of the forward stock split, every one share of issued and outstanding common stock will be automatically split into four issued and outstanding shares of common stock, without any change in the par value per share. No fractional shares will be issued as a result of the Forward Stock Split. These financial statements have been retrospectively adjusted because of the stock split.

Global AI, Inc.

Notes to Financial Statements

For the Three months ended December 31, 2023 and the Years Ended September 30, 2023 and 2022

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

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2023 and 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

Note 7 – Concentrations

During the fiscal years ended December 31, 2023 and 2022, 100% of the Company’s revenue was derived from Landmark-Pegasus. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

Note 8 – Subsequent Events

Management has evaluated all activity of the Company through March 28, 2024, the issuance date of these financial statements and determined that there were no events that would require adjustments or additional disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2023.

Compensation of Directors. Mr. Lubchansky, was our President and Chief Executive Officer during the fiscal years ended December 31, 2023 and 2022. Mr. Lubchansky resigned from his position as President and Chief Executive Officer of the Company on September 12, 2023 when Mr. Holl was appointed as interim Chief Executive Officer. No compensation was paid to Mr. Somani, Mr. Holl, Mr. Rucigaj or Ms. Pergar, in their capacities as directors during the fiscal year ended December 31, 2023. In the future, we may develop a compensation package to offer to members of the Board of Directors and its committees.

Audit, Compensation and Nominating Committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Named Executive Officers and Directors:
Abhinav Somani
Andrej Rucigaj
Nevenka Cresnar Pergar
Sebastian Holl
Jeffrey A. Lubchansky
All directors and executive officers as a group (5 people)		0	*

5% Stockholders (3):
Ingenious Investment AG		109,777,864	81.74%
Darko Horvat		10,000,000	7.45%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on March 28, 2024 (154,312,024 shares of common stock).
(3)	Mr. Wanja Oberhof is the majority stockholder in Ingenious Investment AG.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration. $49,000 and $60,000, or 100% of the Company’s revenue during the fiscal years ended December 31, 2023 and 2022, respectively, was derived from Landmark-Pegasus, a related party. Landmark-Pegasus is wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director. The Company previously provided services solely to Landmark-Pegasus and to a client of Landmark-Pegasus.

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

The following table shows the fees that were billed for the audit and other services provided by D. Brooks & Associates, CPAs, PA for the fiscal years ended December 31, 2023 and 2022:

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

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Brooks for the fiscal years ended December 31, 2023 or 2022.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Brooks during the fiscal years ended December 31, 2023 or 2022.

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

(3) Exhibits.

Exhibit No.	Exhibit Type

3.1	Articles of incorporation of the registrant dated January 6, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3	Certificate of change to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.4	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2023).

3.7	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2023).

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI,, Inc.

Date: March 28, 2024
/s/ Abhinav Somani
Abhinav Somani President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Abhinav Somani	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 28, 2024
Abhinav Somani

