Form 10-Q
period 2024-03-31
Global AI, Inc.
filed 2024-05-17
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

(561) 240-0333

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001	GLAI	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule- 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2024
Common stock, $0.001 par value	154,312,024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$11,701	$183,964
Prepaid expenses	1,095	1,095
Total current assets	12,796	185,059

Total Assets	$12,796	$185,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$201,911	$232,089
Payroll Taxes Payable	9,225	5,100
Total current liabilities	211,136	237,189

Total Liabilities	211,136	237,189

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,348,024 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	154,348	154,348
Additional paid-in capital	2,044,915	1,844,915
Accumulated deficit	(2,397,603)	(2,051,393)
Total stockholders’ deficit	(198,340)	(52,130)

Total Liabilities and Stockholders’ Deficit	$12,796	$185,059

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Revenues:
Contracted services-related party	$-	$17,000
Total Revenues	-	17,000

Operating Expenses:
General and administrative	148,108	6,758
Professional fees	198,102	11,313
Total Operating Expenses	346,210	18,071

Income (Loss) From Operations	(346,210)	(1,071)

Other Expense
Interest expense-related party	-	(941)

Total Other Expense	-	(941)

Net income (loss)	$(346,210)	$(2,012)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	154,348,024	107,688,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

2

GLOBAL AI, INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	107,688,024	$107,688	$1,217,290	$(1,413,948)	$(88,970)

Net (loss)	-	-	-	(2,012)	(2,012)

Balance at March 31, 2023	107,688,024	$107,688	$1,217,290	$(1,415,960)	$(90,982)

GLOBAL AI., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	154,348,024	$154,348	$1,844,915	$(2,051,393)	$(52,130)
Cash received from subscription Receivable	-	-	200,000	-	200,000
Net (loss)	-	-	-	(346,210)	(346,210)

Balance at March 31, 2024	154,348,024	$154,348	$2,044,915	$(2,397,603)	$(198,340)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Cash flows from Operating Activities:
Net (loss)	$(346,210)	$(2,012)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(6,312)
Increase (decrease) in accounts payable	(30,178)	-
Increase in payroll taxes payable	4,125	-
Increase (decrease) in accrued interest payable - related party	-	1,903
Net cash provided by (used in) operating activities	(372,263)	(6,421)
Cash flows provided by investing activities
Funds received from subscription receivable	200,000	-
Net cash provided by investing activities	200,000
Increase (decrease) in cash during the period	(172,263)	(6,421)

Cash, beginning of the period	183,964	9,074

Cash, end of the period	$11,701	$2,653
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Global AI, Inc.

Notes to Condensed Unaudited Financial Statements

March 31, 2024

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended March 31, 2024, and the financial position as of March 31, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2023 included in our Report on Form 10-K as filed with the SEC on March 29, 2024. The December 31, 2023 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2024 or December 31, 2023.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2024 or 2023.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company generated a net loss of $346,210 and used cash in operations of $372,263 for the three-month period ended March 31, 2024 and has negative working capital and a stockholders’ deficit of $198,340 at March 31, 2024. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to combine or merge with another operating company and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

The Company had no related party transactions for the three month period ended March 31, 2024.

Note 4 – Stockholders’ Deficit

The Company has 250,000,000 common stock authorized and has 154,348,024 shares issued and outstanding at March 31, 2024.

In November 2023, the Company entered into subscription agreements with investors to issue 10,000,000 shares of common stock at $0.10 per share. The Company issued the shares but only received $500,000 in funds. During the three months ended March 31, 2024, The Company received an additional $200,000 in funds related to the subscription agreement and accordingly, recorded the receipt of funds in additional paid-in capital.

On January 29, 2024, the Company executed a 4-for-1 forward stock split. As a result of the forward stock split, every one share of issued and outstanding common stock will be automatically split into four issued and outstanding shares of common stock, without any change in the par value per share. No fractional shares will be issued as a result of the Forward Stock Split. These financial statements have been retrospectively adjusted to reflect the effects of the stock split.

Note 5 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

There are statements in this annual report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-Q document carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, technological developments and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

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

Recent Events

On May 7, 2024, Abhinav Somani resigned as President and Chief Executive Officer of the Company. Nevenka Cresnar Pergar, a current non-executive director of the board of directors of the Company (the “Board”) is acting as interim President and Chief Executive Officer until a replacement is found.

On May 7, 2024, Sebastian Holl notified the Board of his resignation as a member of the Board. Neither Mr Somani nor Mr. Holl’s resignation was the result of any dispute or disagreement with the Company or the Board on any matter relating to the operations, policies or practices of the Company.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Revenue: The Company had no revenue for the three months ended March 31, 2024 compared to $17,000 for the three-months ended March 31, 2023. The decrease in revenue from the prior comparative period is due to the restructuring of the Company and change in business plans.

Operating Expenses: The Company’s operating expenses increased by approximately 182% to $346,210 during the three months ended March 31, 2024 as compared to $18,071 for the three months ended March 31, 2023 primarily due to an increase in professional fees.

Net loss from operations: The Company’s net loss from operations increased approximately 322% to $346,210 during the three months ended March 31, 2024 from a net loss from operations of $1,071 for the three months ended March 31, 2023. The primary reason for this was due to an increase in professional fees expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $378,263 for the three months ended March 31, 2024 as compared to $6,421 for the three months ended March 31, 2023. The increase was primarily due to the increases in professional fees expense.

As of March 31, 2024, the Company had $11,701 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2023. In addition, the Company has a working capital deficit at March 31, 2024 of $198,340 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Global AI, Inc.

Date: May 17, 2024	By:	/s/ Nevenka Cresnar Pergar
Nevenka Cresnar Pergar
Acting Interim President and Chief Executive Officer (principal executive officer and principal financial officer)

