Form 10-Q
period 2024-06-30
Global AI, Inc.
filed 2024-08-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2024
Common stock, $0.001 par value	154,312,024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$22,417	$183,964
Prepaid expenses	1,095	1,095
Total current assets	23,512	185,059

Total Assets	$23,512	$185,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$103,743	$232,089
Payroll Taxes Payable	8,622	5,100
Total current liabilities	112,365	237,189

Total Liabilities	112,365	237,189

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,312,024 issued and outstanding at June 30, 2024 and December 31, 2023	154,312	154,312
Additional paid-in capital	2,418,287	1,844,951
Accumulated deficit	(2,661,452)	(2,051,393)
Total stockholders’ deficit	(88,853)	(52,130)

Total Liabilities and Stockholders’ Deficit	$23,512	$185,059

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Contracted services-related party	$-	$14,500	$-	$31,500
Total Revenues	-	14,500	-	31,500

Operating Expenses:
General and administrative	126,620	4,994	274,728	11,752
Professional fees	137,229	11,680	335,331	22,993
Total Operating Expenses	263,849	16,674	610,059	34,745

Income (Loss) From Operations	(263,849)	(2,174)	(610,059)	(3,245)

Other Expense
Interest expense – related party	-	(3,775)	-)	(4,716)

Total Other Expense	-	(3,775)	-)	(4,716)

Net income (loss)	$(263,849)	$(5,949)	$(610,059)	$(7,961)

Net income(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	154,312,024	107,688,024	154,312,024	107,688,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	107,688,024	$107,688	$1,217,290	$(1,413,948)	$(88,970)

Net (loss)	-	-	-	(2,012)	(2,012)

Balance at March 31, 2023	107,688,024	$107,688	$1,217,290	$(1,415,960)	$(90,982)

Net (loss)	-	-	-	(5,949)	(5,949)

Balance at June 30, 2023	107,688,024	$107,688	$1,217,290	$(1,421,909)	$(96,931)

GLOBAL AI., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	154,312,024	$154,312	$1,844,951	$(2,051,393)	$(52,130)
Cash received from subscription Receivable	-	-	200,000	-	200,000
Net (loss)	-	-	-	(346,210)	(346,210)
Balance at March 31, 2024	154,312,024	$154,312	$2,044,951	$(2,397,603)	$(198,340)

Cash received from subscription Receivable	-	-	373,336	-	373,336
Net (loss)	-	-	-	(263,849)	(263,849)

Balance at June 30, 2024	154,312,024	$154,312	$2,418,287	$(2,661,452)	$(88,853)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023
Cash flows from Operating Activities:
Net (loss)	$(610,059)	$(7,961)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable related party		(2,450)
Increase in prepaid expenses	-	(1,155)
(Decrease) in accounts payable	(128,346)	(1,300)
Increase in payroll taxes payable	3,522	-
Increase in accrued interest payable - related party	-	4,716
Net cash used in operating activities	(734,883)	(8,150)
Cash flows provided by investing activities
Funds received from subscription receivable	573,336	-
Net cash provided by investing activities	573,336
Increase (decrease) in cash during the period	(161,547)	(8,150)

Cash, beginning of the period	183,964	9,074

Cash, end of the period	$22,417	$924
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Global AI, Inc.

Notes to Condensed Unaudited Financial Statements

June 30, 2024

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended June 30, 2024, and the financial position as of June 30, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2023 included in our Report on Form 10-K as filed with the SEC on March 29, 2024. The December 31, 2023 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2024 or December 31, 2023.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2024 or December 31, 2023.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company generated a net loss of $610,059 and used cash in operations of $734,883 for the six-month period ended June 30, 2024 and has negative working capital and a stockholders’ deficit of $88,853 at June 30, 2024. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to combine or merge with another operating company and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

The Company had no related party transactions for the six month period ended June 30, 2024.

Note 4 – Stockholders’ Deficit

The Company has 250,000,000 common stock authorized and has 154,312,024 shares issued and outstanding at June 30, 2024.

In November 2023, the Company entered into subscription agreements with investors to issue 10,000,000 shares of common stock at $0.10 per share. The Company issued the shares but only received $500,000 in funds. During the six months ended June 30, 2024, The Company received an additional $573,336 in funds related to the subscription agreement and accordingly, recorded the receipt of funds in additional paid-in capital.

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

Note 5 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Recent Events

On May 7, 2024, Abhinav Somani resigned as President and Chief Executive Officer of the Company. Nevenka Cresnar Pergar, the current Chairperson of the board of directors of the Company (the “Board”) is acting as President and Chief Executive Officer until a replacement is found.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Revenue: The Company’s revenues decreased by approximately 100% to $0 during the three months ended June 30, 2024 as compared to $14,500 for the three months ended June 30, 2023 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 1438% to $256,431 during the three months ended June 30, 2024 as compared to $16,674 for the three months ended June 30, 2023 primarily due to an increase in professional fees.

Loss from operations: The Company’s loss from operations increased approximately 11695% to $256,431 during the three months ended June 30, 2024 from a loss from operations of $2,174 for the three months ended June 30, 2023. The primary reason for this was due to an increase in professional fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Revenue: The Company had no revenue for the six months ended June 30, 2024 and $31,500 for the six months ended June 30,2023.

Operating Expenses: The Company’s operating expenses increased by approximately 1655% to $610,059 during the six months ended June 30, 2024 as compared to $34,745 for the six months ended June 30, 2023 primarily due to an increase in professional fees.

Net loss from operations: The Company’s net loss from operations increased approximately 322% to $610,059 during the six months ended June 30, 2024 from a net loss from operations of $3,245 for the six months ended June 30, 2023. The primary reason for this was due to an increase in professional fees expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $734,883 for the six months ended June 30, 2024 as compared to $8,150 for the six months ended June 30, 2023. The increase was primarily due to the increases in professional fees expense.

As of June 30, 2024, the Company had $22,417 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2023. In addition, the Company has a working capital deficit at June 30, 2024 of $88,853 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Global AI, Inc.

Date: August 14, 2024	By:	/s/ Nevenka Cresnar Pergar
Nevenka Cresnar Pergar
Acting President and Chief Executive Officer (principal executive officer and principal financial officer)

