Form 10-Q
period 2024-09-30
Global AI, Inc.
filed 2024-11-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2024
Common stock, $0.001 par value	154,312,024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$13,669	$183,964
Prepaid expenses	1,095	1,095
Total current assets	14,764	185,059

Total Assets	$14,764	$185,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$83,441	$232,089
Payroll Taxes Payable	8,109	5,100
Total current liabilities	91,550	237,189

Total Liabilities	91,550	237,189

Commitments and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,312,024 issued and outstanding at September 30, 2024 and December 31, 2023	154,312	154,312
Additional paid-in capital	2,558,286	1,844,951
Accumulated deficit	(2,789,384)	(2,051,393)
Total stockholders’ deficit	(76,786)	(52,130)

Total Liabilities and Stockholders’ Deficit	$14,764	$185,059

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Contracted services-related party	$-	$2,500	$-	$34,000
Total Revenues	-	2,500	-	34,000

Operating Expenses:
General and administrative	35,421	3,785	321,274	15,537
Professional fees	82,511	106,875	416,717	129,868
Total Operating Expenses	117,932	110,660	737,991	145,405

Income (Loss) From Operations	(117,932)	(108,160)	(737,991)	(111,405)

Other Expense
Interest expense – related party	-	2,824	-	(1,893)

Total Other Expense	-	2,824	-	(1,893)

Net income (loss)	$(117,932)	$(105,336)	$(737,991)	$(113,298)

Net income(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - Basic and Diluted	154,312,024	26,922,006	154,312,024	26,922,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	107,688,024	$107,688	$1,217,290	$(1,413,948)	$(88,970)

Net (loss)	-	-	-	(2,012)	(2,012)

Balance at March 31, 2023	107,688,024	$107,688	$1,217,290	$(1,415,960)	$(90,982)

Net (loss)	-	-	-	(5,949)	(5,949)

Balance at June 30, 2023	107,688,024	$107,688	$1,217,290	$(1,421,909)	$(96,931)

Net (loss)	-	-	-	(105,336)	(105,336)

Balance at September 30, 2023	107,688,024	$107,688	$1,217,290	$(1,527,245)	$(202,267)

GLOBAL AI., INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares Issued	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	154,312,024	$154,312	$1,844,951	$(2,051,393)	$(52,130)
Cash received from subscription Receivable	-	-	200,000	-	200,000
Net (loss)	-	-	-	(346,210)	(346,210)
Balance at March 31, 2024	154,312,024	154,312	2,044,951	(2,397,603)	(198,340)

Cash received from subscription Receivable	-	-	373,336	-	373,336
Net (loss)	-	-	-	(273,849)	(273,849)

Balance at June 30, 2024	154,312,024	154,312	2,418,287	(2,671,452)	(98,853)
Cash received from subscription Receivable	-	-	140,000	-	140,000

Net (loss)	-	-	-	(117,932)	(117,932)

Balance at September 30, 2024	154,312,024	$154,312	$2,558,286	$(2,789,384)	$(76,786)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
Cash flows from Operating Activities:
Net (loss)	$(737,991)	$(113,298)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable related party		5,000
Decrease in prepaid expenses	-	753
(Decrease) Increase in accounts payable	(148,648)	27,780
Increase in payroll taxes payable	3,009	-
Decrease in accrued interest payable - related party	-	(9,472)
Net cash used in operating activities	(883,630)	(89,237)
Cash flows provided by investing activities
Repayment of loan proceeds		(94,120)
Funds received from subscription receivable	713,335	174,285
Net cash provided by investing activities	713,335	80,165
Increase (decrease) in cash during the period	(170,295)	(9,072)

Cash, beginning of the period	183,964	9,074

Cash, end of the period	$13,669	$2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash	$-	$-

Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Global AI, Inc.

Notes to Condensed Unaudited Financial Statements

September 30, 2024

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

The Company has been involved in developing and searching for artificial intelligence (“AI”)-based products, solutions and services for customers. As part of such efforts, the Company has retained seasoned technology executives and other full and part-time subcontractors to build product and services, review technologies, structure research and development programs, work on go to market (“GTM”) approach and increase engagement with relevant industry players.

The Company acquires, integrates and develops AI-based technology companies and assets (the “Acquisitions”). The Company focuses its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company integrates and further develops the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also engages in efforts to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company centralizes back office administrative functions and takes advantage of cost and revenue synergies across the Acquisitions’ platforms.

On September 12, 2023, Ingenious Investment AG purchased, from their own funds, from existing shareholders of the Company, in a series of private transactions, a total of 24,944,466 shares of common stock, $0.001 per share of Global AI, Inc., representing 92.7% of the outstanding shares of the Company’s common stock at such time.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and nine months ended September 30, 2024, and the financial position as of September 30, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2023 included in our Report on Form 10-K as filed with the SEC on March 29, 2024. The December 31, 2023 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers financial instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2024 or December 31, 2023.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at September 30, 2024 or 2023.

Note 2 - Going Concern

As reflected in the accompanying condensed financial statements, the Company generated a net loss of $737,991 and used cash in operations of $883,630 for the nine-month period ended September 30, 2024 and has negative working capital and a stockholders’ deficit of $76,786 at September 30, 2024. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to combine or merge with another operating company and continue as a going concern. In addition, the Company is actively seeking investor funding.

Note 3 – Related Party Transactions

The Company had no related party transactions for the nine month period ended September 30, 2024.

Note 4 – Stockholders’ Deficit

The Company has 250,000,000 common stock authorized and has 154,312,024 shares issued and outstanding at September 30, 2024.

In November 2023, the Company entered into subscription agreements with investors to issue 10,000,000 shares of common stock at $0.10 per share. The Company issued the shares but only received $500,000 in funds. During the nine months ended September 30, 2024, The Company received an additional $713,336 in funds related to the subscription agreement and accordingly, recorded the receipt of funds in additional paid-in capital.

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

Note 5 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our expectations regarding financial performance and liquidity, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, stock-based compensation, our ability to achieve and maintain future profitability, and cash flows;
●	our ability to successfully execute our business and growth strategy;
●	the sufficiency of our available funds to meet our liquidity needs;
●	our ability to increase our number of customers and revenue generated from customers;
●	our expectations regarding the future contribution margin of our existing and future customers;
●	our ability to compete with existing and new competitors in existing and new markets and products;
●	our expectations regarding litigation and legal and regulatory matters;
●	our expectations regarding our ability to meet existing performance obligations and maintain the operability of our products;
●	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection, cybersecurity, and artificial intelligence (“AI”);
●	our expectations regarding new and evolving markets, such as AI;
●	our ability to develop and protect our brand;
●	our expectations and management of future growth;
●	our expectations concerning relationships with third parties, including our customers, partners, and vendors;
●	our expectations regarding our investments in, and enterprise agreements with, various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our expectations regarding macroeconomic conditions, including global political and economic uncertainty, heightened interest rates, or monetary policy changes;
●	the impacts of catastrophic events, including natural disasters, global pandemics, geopolitical tensions, terrorism, or other events beyond our control, on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;
●	the impacts of the volatility and fluctuations in currency exchange rates, including an increase in the strength of the United States (“U.S.”) dollar, on the costs of our products outside of the U.S. and on customer demand; and
●	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, channel sales relationships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

The Company has been involved in developing and searching for artificial intelligence (“AI”)-based products, solutions and services for customers. As part of such efforts, the Company has retained seasoned technology executives and other full and part-time subcontractors to build product and services, review technologies, structure research and development programs, work on GTM approach and increase engagement with relevant industry players.

The Company acquires, integrates and develops AI-based technology companies and assets (the “Acquisitions”). The Company focuses its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company integrates and further develops the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also engages in efforts to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company centralizes back office administrative functions and takes advantage of cost and revenue synergies across the Acquisitions’ platforms.

On September 12, 2023, Ingenious Investment AG purchased, from their own funds, from existing shareholders of the Company, in a series of private transactions, a total of 24,944,466 shares of common stock, $0.001 per share of Global AI, Inc., representing 92.7% of the outstanding shares of the Company’s common stock at such time.

Our Business

We are a big data company using advanced statistical AI, machine learning and natural language processing techniques to deliver solutions for institutional investors, financial and non-financial companies, governments and multilateral international organizations. Using big data and AI, we are able to perform natural language processing over corpuses drawn from hundreds of thousands of sources and dozens of natural languages. We offer bespoke projects and a text analysis platform to our clients.

In addition, we use big data and AI to develop alternative data signals for equity analysts and macro analysts. We produce big data and AI-drive alternative data to measure Environmental, Social and Governance (“ESG”) risks and deliver on the sustainable development goals (“SDGs”).

We believe that the biggest challenge with delivering on the SDGs is not a lack of capital, but rather a lack of data. Clear, accurate data is necessary to benchmark progress on the SDGs and inform policymaking, corporate strategy and investing. The lack of data creates enormous obstacles to align policymaking with sustainable economic development and mobilize institutional capital to where investments are most needed to progress on the SDGs.

While we may lack official reporting mechanisms, our world today has a deluge of data. With all of the data available from corporations, nongovernmental organizations (“NGOs”), and other open data sources, we believe that it is time to create processes for certifying unofficial data as official data. Further, we believe that corporate partnerships are particularly crucial in achieving this goal. Private sector collaboration can close gaps in official data, offset the critical funding gaps for tracking SDG metrics, and support the public good by enabling a society to benchmark the SDGs by making use of all available data of quality.

Our NGO, the Global Algorithmic Institute (“GAI”), is using our big data and AI intellectual property and technology to provide the United Nations and its member countries with data in order to know how well companies, countries and regions are performing on delivering the SDGs and where capital needs to be mobilized. More specifically, our data helps countries know where and how they need to reallocate capital to where it is needed most to achieve the SDGs. Further, GAI’s work provides a basis for the United Nation’s annual SDG Report and the Secretary General’s Report on the private sector’s progress on sustainability, including economic, environmental, social as well institutional and governance, dimensions, and its contributions to the SDGs.

In using the most advanced AI technologies, machine learning and natural language processing (“NLP”), our innovative technology enables us to uncover hidden sustainability and non-financial risks. Our short-term and long-term ESG/SDG indicators provide important insights for institutional investors. In addition, we offer Sentiment, Stress/Risk indicators, leading volatility signals, Equity Factors, and custom Big Data and AI solutions for institutional investors, including:

●	ESG & SDG Scores, Benchmarks, Indices, Signals and Ratings, including short-term, long-term, volume, dispersion and momentum signals;
●	SDG Scores for each of the 17 SDGs as well as a company total SDG score;
●	Enable ESG/SDG-tilted strategies and thematic investments;
●	Optimize risk-return-impact decisions across equity and bonds;
●	Equity and Bond ESG/SDG screening & attribution;
●	Compare your ESG/SDG exposure and risks across portfolios and benchmark against ESG/SDG Indices; and
●	Advanced text analytics & insights, including word clouds.

Sustainable Development

The Company focuses on the role of the private sector in achieving the sustainable development goals of ending poverty, protecting the planet and ensuring that all people enjoy peace and prosperity by 2030. GAI aggregates firm-level, private sector data, and identify where the private sector should mobilize its resources, know-how and capital to achieve the SDGs.

Our work advances the reporting requirements of SDG target 12.6, which requires United Nations Member States to encourage companies, especially large and transnational companies, to adopt sustainable practices and to integrate sustainability information into their reporting cycle. Our dataset is the only proxy available for governments to produce the data called for under SDG target 12.6 to measure the private sector’s alignment with the SDGs at the country, regional and global level for policy purposes. Ours are the first AI-driven data to inform policy, strategy, and investment decision-making at the national level. Benchmarking progress on the SDGs requires harmonizing corporate reporting on sustainability targets across industries and countries. This is why GAI is proud to focus on SDG indicator 12.6.1, which is the only SDG indicator uniquely focused on the private sector’s alignment with the SDGs at the country, regional and global level for policy purposes.

The current lack of SDG data for policy-making, corporate strategy, and investing severely constrains the ability of public and private stakeholders to make SDG-driven decisions. This creates enormous obstacles to align policy-making with sustainable economic development and mobilize the institutional capital to where those investments are most needed at the scale required to close the annual $2.5 trillion SDGs financing gap. We believe that only with high-quality data can companies better align themselves with the SDGs, and motivate investors to mobilize capital from billions to trillions to deliver on the SDGs.

GAI has implemented an SDG Infrastructure Projects-Investors Matchmaking Platform designed to systematically match infrastructure projects with institutional investors. The system uses machine learning with a data-driven approach to promote the mobilization of private investment for the SDGs. It is designed to help close the multi-trillion dollar financing gap required to reach the SDGs.

Macroeconomic Trends

As a corporation with a global presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, heightened interest rates, monetary policy changes, and foreign currency fluctuations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.

Geopolitical Tensions

Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine and Israel conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that the resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.

Foreign Currency Exchange Rates

Exchange rates are subject to significant and rapid fluctuations due to a number of factors, including interest rate changes, monetary policy changes, and political and economic uncertainty which may adversely affect our results of operations or financial position.

Customer Impacts

Current macroeconomic conditions have impacted, and may continue to adversely impact, our customers’ businesses, particularly our early- and growth-stage customers. Relationships with early- or growth-stage customers carry inherent risks because, among other things, such customers may be unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them in the current macroeconomic environment, which has impacted, and may continue to impact, our expected revenue and collections. As a result, current macroeconomic conditions have impacted, and may continue to impact, our ability to realize the full value of our commercial contracts with such early- or growth-stage customers.

Recent Events

On May 7, 2024, Abhinav Somani resigned as President and Chief Executive Officer of the Company. Nevenka Cresnar Pergar, the Chairperson of the board of directors of the Company (the “Board”) is acting as President and Chief Executive Officer until a replacement is found.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Revenue: The Company’s revenues decreased by approximately 100% to $0 during the three months ended September 30, 2024 as compared to $2,500 for the three months ended September 30, 2023 due to a decrease in consulting services provided.

Operating Expenses: The Company’s operating expenses increased by approximately 7% to $117,932 during the three months ended September 30, 2024 as compared to $110,160 for the three months ended September 30, 2023 primarily due to an increase in general and administrative expenses.

Loss from operations: The Company’s loss from operations increased approximately 9% to $117,932 during the three months ended September 30, 2024 from a loss from operations of $108,160 for the three months ended September 30, 2023. The primary reason for this was due to an increase in general and administrative expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Revenue: The Company had no revenue for the nine months ended September 30, 2024 and $34,000 for the nine months ended September 30,2023.

Operating Expenses: The Company’s operating expenses increased by approximately 408% to $737,991 during the nine months ended September 30, 2024 as compared to $145,405 for the nine months ended September 30, 2023 primarily due to an increase in professional fees expense.

Net loss from operations: The Company’s net loss from operations increased approximately 562% to $737,991 during the nine months ended September 30, 2024 from a net loss from operations of $111,405 for the nine months ended September 30, 2023. The primary reason for this was due to an increase in professional fees expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $883,630 for the nine months ended September 30, 2024 as compared to $89,237 for the nine months ended September 30, 2023. The increase was primarily due to the increases in professional fees expense.

As of September 30, 2024, the Company had $13,669 in cash. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2023. In addition, the Company has a working capital deficit at September 30, 2024 of $76,786 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Global AI, Inc.

Date: November 14, 2024	By:	/s/ Nevenka Cresnar Pergar
Nevenka Cresnar Pergar
Acting President and Chief Executive Officer (principal executive officer and principal financial officer)

