Form 10-K
period 2024-12-31
Global AI, Inc.
filed 2025-06-16
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $9,528,140 based on the last reported sale price of our common stock on the OTCQB, which was $0.1260 per share on June 28, 2024.

As of June 11, 2025, there were 154,898,024 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-K document carefully. Although management believes that the assumptions underlying the forward- looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward- looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, technological developments and changes and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

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

The Company expects to develop a suite of AI products and solutions and acquire, integrate and develop artificial intelligence (“AI”)-based technology companies and assets (the “Acquisitions”). The Company intends to focus its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company plans to integrate and further develop the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also plans to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company plans to centralize back office administrative functions and take advantage of cost and revenue synergies across the Acquisitions’ platforms.

On September 12, 2023, Ingenious Investment AG purchased, from their own funds, from existing shareholders of the Company, in a series of private transactions, a total of 24,944,466 shares of common stock, $0.001 per share of Global AI, Inc., representing 92.7% of the outstanding shares of the Company’s common stock at such time.

In December 2024, the Company formed a dedicated R&D and Innovation Lab which is tasked with developing a suite of AI products and solutions designed to tackle complex challenges and automate processes across industries, leveraging an Agentic-AI approach. Our focus is on building AI applications and solutions that are secure, scalable, and privacy-centric. The Company initially hired 14 senior AI specialists and software engineers to lead our newly formed R&D and Innovation Lab. This team will drive the development of groundbreaking AI technologies, positioning Global AI at the forefront of enterprise AI innovation.

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. Further, in December 2024, the Company signed its first commercial contract with an enterprise customer in Israel.

On December 31, 2024, the Company, Tectu Biz Ltd., a company organized under the laws of the State of Israel (“Tectu”), and certain shareholders of Tectu as identified on Exhibit A thereto (the “Sellers”), entered into that certain Share Purchase Agreement (the “Agreement”) in respect of the purchase by the Company and sale by the Sellers of the entire share capital of Tectu compromising of 4,000,000 ordinary shares of Tectu (“Tectu Shares”), each having a nominal value of 0.01 New Israel Shekels, free and clear from any and all encumbrances (the “Share Purchase”). Immediately following the consummation of the closing of the Share Purchase, the Company shall hold one hundred percent (100%) of the issued and outstanding share capital of Tectu on a fully-diluted basis. As consideration for the Share Purchase, the Company shall pay the Sellers at closing a total combined amount (or value) of (i) $490,000 in cash (subject to certain provisions in respect of identified loan payments); and (ii) $510,000 in either cash or 255,000 shares of common stock of the Company, par value $0.001, with each share having an agreed upon fixed value of $2.00 (or a combination thereof, as determined by the Company at its sole discretion); totaling to $1,000,000, which constitutes the equity value of the Company on a cash-free/debt-free basis as of December 31, 2024. The Agreement provides for certain representations, covenants and indemnification obligations that are customary for these types of transactions. Further, the closing of the Share Purchase is subject to certain conditions to closing, including but not limited to the delivery by Tectu to the Company of certain audited financial statements of Tectu for the fiscal years ending December 31, 2023 and December 31, 2024 by a Public Company Accounting Oversight Board (“PCAOB”) qualified auditor (which is reasonably acceptable to the Company) in accordance with PCAOB standards. In connection with the Closing of the Share Purchase, the Company expects to enter two additional agreements: (i) certain employment agreements with the Sellers; and (ii) certain option agreements as part of the Company’s equity incentive plan in respect of the receipt of options or other restricted securities by certain holders of options to purchase Global AI Inc Shares (amounting together to an aggregate number of 5,745,000 options to purchase shares of common stock of the Company under terms to be agreed).

Business Strategy

The Company is developing a suite of AI products designed to tackle complex challenges and automate processes across industries, leveraging an Agentic-AI approach and broadly target acquisitions that meet its target metrics for scalability and revenue growth. The Company offers an alternative to traditional venture capital investments in the sector and provides entrepreneurs and founders with the ability to grow and scale their AI technology businesses while benefiting from the knowledge of other entrepreneurs in the Company’s network. The Company has a strong pipeline of potential Acquisitions sourced by the team, who has extensive experience in AI technology.

Once acquired, the Company plans on assisting each portfolio Acquisition with its sales and marketing strategy for its specific products and services.

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

We had an accumulated deficit of $3,052,489 as of December 31, 2024, and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our AI technology business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to pursue additional capital during the fiscal year ending December 31, 2025, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

We may not be able to successfully source potential AI-based technology companies and assets (“Acquisitions”). We also may not be able to effectively integrate and develop the Acquisitions into our network and cannot predict when significant commercial market acceptance for the AI services provided by us and our Acquisitions will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our AI services, we may not be able to generate revenues from the provision of such services. Our revenue growth and achievement of profitability will depend substantially on our ability to acquire, integrate, and develop our Acquisitions. If we are unable to do so, or if the services provided by us and our Acquisitions do not achieve wide market acceptance, our business will be materially and adversely affected.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non- affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules discussed above, FINRA rules require that in recommending an investment to a customer, a broker -dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non- institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

The Company’s shares are currently quoted on the OTCQB under the symbol, “GLAI.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Darko Horvat, beneficially owns approximately 53% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this stockholder, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

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

Our IT team is responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.

We undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents including an annual risk review. We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and prevent us from attracting potential Acquisitions or subject us to third- party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition.

ITEM 2. PROPERTIES

The Company leases on a month-to-month basis virtual office space at 110 Front Street – Suite 300, Jupiter, FL 33477. Monthly rent is $149.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB market tier of the OTC Markets Group under the symbol “GLAI.” Securities quoted on the OTCQB trade via a dealer network, as opposed to trading on a centralized stock exchange, such as the NYSE. In order to have securities quoted on the OTCQB, a company must be current in its financial reporting, but it is not subject to any minimum financial requirements and listing standards, as is the case with national securities exchanges. Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

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

	High	Low
Fiscal Year Ended December 31, 2023
Quarter Ended March 31, 2023	$0.0820	$0.0820
Quarter Ended June 30, 2023	$0.0850	$0.0820
Quarter Ended September 30, 2023	$0.0510	$0.0510
Quarter Ended December 31, 2023	$2.0000	$0.2386
Fiscal Year Ended December 31, 2024
Quarter Ended March 31, 2024	$0.5300	$0.1300
Quarter Ended June 30, 2024	$0.2500	$0.1300
Quarter Ended September 30, 2024	$0.1300	$0.1000
Quarter Ended December 31, 2024	$0.1700	$0.1000

As of December 31, 2024, the Company had 114,348,024 shares of Class A common stock issued, par value $0.001, held by approximately 80 shareholders of record and 40,000,000 Class B stock.

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

There were no sales of unregistered securities during the fiscal year ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

There are statements in this annual report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-K document carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, technological developments and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward- looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

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

The Company expects to develop artificial intelligence (“AI”) applications, acquire, integrate and develop AI-based technology companies and assets (the “Acquisitions”). The Company intends to focus its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company plans to integrate and further develop the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also plans to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company plans to centralize back office administrative functions and take advantage of cost and revenue synergies across the Acquisitions’ platforms.

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

The Forward Stock Split increased the number of shares of Class A Common Stock outstanding from 28,587,006 shares to approximately 114,348,024 shares, subject to adjustment for the rounding up of fractional shares. The Forward Stock Split increased the number of shares of Class B Common Stock outstanding from 10,000,000 shares to approximately 40,000,000 shares, subject to adjustment for the rounding up of fractional shares. The total number of Class A Common Stock and Class B Common Stock combined after the Forward Stock Split was 154,348,024.

In December 2024, the Company formed a dedicated R&D and Innovation Lab which is tasked with developing a suite of AI products and solutions designed to tackle complex challenges and automate processes across industries, leveraging an Agentic-AI approach. Our focus is on building AI applications and solutions are secure, scalable, and privacy-centric. The Company hired 14 senior AI specialists and software engineers to lead our newly formed R&D and Innovation Lab. This team will drive the development of groundbreaking AI technologies, positioning Global AI at the forefront of enterprise AI innovation.

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. Further, in December 2024, the Company signed its first commercial contract with an enterprise customer in Israel.

On December 31, 2024, the Company, Tectu Biz Ltd., a company organized under the laws of the State of Israel (“Tectu”), and certain shareholders of Tectu as identified on Exhibit A thereto (the “Sellers”), entered into that certain Share Purchase Agreement (the “Agreement”) in respect of the purchase by the Company and sale by the Sellers of the entire share capital of Tectu compromising of 4,000,000 ordinary shares of Tectu (“Tectu Shares”), each having a nominal value of 0.01 New Israel Shekels, free and clear from any and all encumbrances (the “Share Purchase”). Immediately following the consummation of the closing of the Share Purchase, the Company shall hold one hundred percent (100%) of the issued and outstanding share capital of Tectu on a fully-diluted basis. As consideration for the Share Purchase, the Company shall pay the Sellers at closing a total combined amount (or value) of (i) $490,000 in cash (subject to certain provisions in respect of identified loan payments); and (ii) $510,000 in either cash or 255,000 shares of common stock of the Company, par value $0.001, with each share having an agreed upon fixed value of $2.00 (or a combination thereof, as determined by the Company at its sole discretion); totaling to $1,000,000, which constitutes the equity value of the Company on a cash-free/debt-free basis as of December 31, 2024. The Agreement provides for certain representations, covenants and indemnification obligations that are customary for these types of transactions. Further, the closing of the Share Purchase is subject to certain conditions to closing, including but not limited to the delivery by Tectu to the Company of certain audited financial statements of Tectu for the fiscal years ending December 31, 2023 and December 31, 2024 by a Public Company Accounting Oversight Board (“PCAOB”) qualified auditor (which is reasonably acceptable to the Company) in accordance with PCAOB standards. In connection with the Closing of the Share Purchase, the Company expects to enter two additional agreements: (i) certain employment agreements with the Sellers; and (ii) certain option agreements as part of the Company’s equity incentive plan in respect of the receipt of options or other restricted securities by certain holders of options to purchase Global AI Inc Shares (amounting together to an aggregate number of 5,745,000 options to purchase shares of common stock of the Company under terms to be agreed).

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

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), as issued by the Financial Accounting Standards Board (“FASB”). Under ASC 606, revenue is recognized when control of a promised good or service is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five-step model to recognize revenue from contracts with customers:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the performance obligation is satisfied.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2024 COMPARED TO THE YEAR ENDED DECEMBER 31, 2023

Revenue: For the twelve months ended December 31, 2024, the Company generated revenue of $24,896, compared to $34,000 for the twelve months ended December 31, 2023, representing a decrease of 27%. This decline was primarily due to a decrease in consulting services provided.

Operating Expenses: Operating expenses increased to $1,010,649 for the year ended December 31, 2024, from $669,554 for the year ended December 31, 2023 — a 51% increase. The primary reason for the increase in operating expenses were increases in both general and administrative and professional fees of $178,776 or 123%, and $120,352 or 23%, respectively and research and developing expenses of $44,307 for the year ended December, 2024 and $0 for the year ended December 31, 2023.

Loss from Operations: The Company reported a loss from operations of $1,001,096 for the year ended December 31, 2024, compared to a loss of $635,554 for the year ended December 31, 2023, an increase of 58%. The primary reason for this was due to the increase in operating expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $927,368 for the year ended December 31, 2024, as compared to net cash used in operating activities of $325,110 for the year ended December 31, 2023, this increase is due to the increase in net loss during the period.

Net cash provided by financing activities was $753,333 for the year ended December 31, 2024, as compared to the net cash provided by investing activities of $500,000 for the year ended December 31, 2023. This increase is due to $753,333 in proceeds from subscription receivable.

As of December 31, 2024, the Company had cash on hand of $9,929 and a working capital deficit of $299,893, compared to cash of $183,964 and a working capital deficit of $52,130 at December 31, 2023. The increase in the deficit was largely due to cash operating losses and expanded operations. Management is actively seeking investor funding and pursuing strategic alternatives, including a potential merger or combination with another operating company, to improve liquidity and financial position. On January 28, 2025, the Company issued 550,000 shares of common stock to an investor of the Company for $1,100,000, which provided additional liquidity to support operations (Note 8).

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 4 to the financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In 2024, the FASB issued guidance, ASU 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global AI, Inc. (formerly Wall Street Media Co., Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global AI, Inc. (the Company) as of December 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global AI, Inc. (formerly Wall Street Media Co., Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global AI, Inc. (the Company) as of December 31, 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2023, were audited by other auditors whose report dated March 28, 2024, expressed an unqualified opinion on those statements.

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

/s/ Chaikin, Cohen, Rubin & Co.

Tel Aviv, Israel

Firm ID: 1105

We have served as the Company’s auditor since 2024.

June 15, 2025

GLOBAL AI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS:
Current Assets:
Cash	$9,929	$183,964
Accounts receivable, net	29,128	-
Prepaid Expenses	-	1,095
Total current assets	39,057	185,059

TOTAL ASSETS	$39,057	$185,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$299,918	$232,089
Accrued expenses	30,923	-
Payroll Taxes Payable	8,109	5,100
Total current liabilities	338,949	237,189

TOTAL LIABILITIES	338,949	237,189

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,348,024 issued and outstanding as of December 31, 2024, and December 31, 2023.	154,348	154,348
Additional paid-in capital	2,598,248	1,844,915
Accumulated deficit	(3,052,488)	(2,051,393)
TOTAL STOCKHOLDERS’ DEFICIT	(299,892)	(52,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,057	$185,059

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Revenues:
Revenues	$24,896	$-
Contracted services-related party	-	34,000
Total revenues	24,896	34,000

Cost of revenues	15,344	-
Gross Profit (Loss)	9,552	34,000

Operating expenses:
General and administrative expenses	324,042	145,267
Research and development	44,307	-
Professional fees	642,298	521,946
Other operating expenses	-	2,341
Total Operating Expenses	1,010,647	669,554

LOSS FROM OPERATIONS	(1,001,095)	(635,554)

OTHER INCOME (EXPENSE):
Interest expense - related party	-	(1,893)
Total Other Income (Expense)	-	(1,893)

Net loss before taxes	(1,001,095)	(637,447)
Income tax provision (benefit)	-
Net loss	$(1,001,095)	$(637,447)

Net loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	154,348,024	136,545,826

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

	Common Stock		Additional Paid	Stock	Accumulated	Total
	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	154,348,024	154,348	2,344,915	(500,000)	(2,051,393)	(52,130)
Cash received from subscription receivable	-	-	253,333	500,000	-	753,333
Net Loss	-	-	-	-	(1,001,095)	(1,001,095)
Balance as of December 31, 2024	154,348,024	154,348	2,598,248	-	(3,052,488)	(299,892)

	Common Stock		Additional Paid	Stock	Accumulated	Total
	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance at December 31, 2022	26,922,006	26,922	1,298,056	-	(1,413,946)	(88,968)
Common stock issued for services	3,200,000	3,200	65,600	-	-	68,800
Issuance of common stock for conversion of debt – related party	3,460,000	3,460	102,025	-	-	105,485
Class B common shares issued for cash	40,000,000	40,000	960,000	(500,000)	-	500,000
Stock split (4-for-1)	80,766,018	80,766	(80,766)	-	-	-
Net Loss	-	-	-	-	(637,447)	(637,447)
Balance at December 31, 2023	154,348,024	154,348	2,344,915	(500,000)	(2,051,393)	(52,130)

The accompanying notes are an integral part of these financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,001,095)	$(637,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	68,800

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(29,128)	-
Decrease (Increase) in accounts receivable - related party	-	5,000
Decrease (Increase) in prepaid expenses	1,095	175
Increase (Decrease) in accounts payable and accrued liabilities	98,751	230,791
Increase (Decrease) in accrued interest payable-related party	-	1,893
Increase (Decrease) in deferred revenue	-	-
Increase (Decrease) in deposits	-	578
Increase (Decrease) in payroll taxes payable	3,009	5,100
Net cash used in operating activities	$(927,368)	$(325,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software and development costs	-	-
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for stock payable	-	500,000
Proceeds from subscription receivable	753,333	-
Net cash provided by financing activities	$753,333	$500,000

Net decrease in cash and cash equivalents	(174,035)	174,890
Cash and cash equivalents, beginning of the year	183,964	9,074
Cash and cash equivalents, end of the year	$9,929	$183,964

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$-	$8,510
Shares issued for conversion of debt – related party	$-	$105,485

The accompanying notes are an integral part of these financial statements.

Global AI, Inc.

Notes to Condensed Financial Statements

December 31, 2024

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Global AI Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as issued by the Financial Accounting Standards Board (“FASB”) and codified in the Accounting Standards Codification (“ASC”). These financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2024, and the results of its operations and cash flows for the years ended December 31, 2024, and 2023.

These financial statements have been audited by an independent registered public accounting firm, as stated in their report included herein. The Company’s fiscal year ends on December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company did not have any cash equivalents as of December 31, 2024, or December 31, 2023.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including salaries and benefits of personnel directly engaged in R&D, materials and supplies used in the development process, third-party development costs, are charged to expenses as incurred.

Research and development costs for the years ended December 31, 2024, and 2023 were $44,307 and $0, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of monies owed to vendors and may contain estimates for services provided but not billed within the normal course of business.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), as issued by the Financial Accounting Standards Board (“FASB”). Under ASC 606, revenue is recognized when control of a promised good or service is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five-step model to recognize revenue from contracts with customers:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the performance obligation is satisfied.

The Company’s primary revenue is derived from developing and searching for AI based products, solutions, and services for our customers. Revenue is generally recognized over time, typically upon completion of services, which is the point at which control transfers to the customer.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

The Company currently operates in one reportable segment pertaining to customer services. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. The measure of segment assets is reported on the balance sheets as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying statement of operations.

Related Party Transactions

The Company follows ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions. See Note 4 for details of related party transactions.

Basic and Diluted Net Income (Loss) per Common Share

The Company computes net income (loss) per common share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if diluted, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2024, or 2023.

Recently Issued Accounting Pronouncements

The Company evaluates the impact of newly issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) and other standard-setting bodies on an ongoing basis, and adopts those that are applicable as of their effective dates.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In 2024, the FASB issued guidance, ASU 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2024, the Company incurred a net loss of $1,001,095 and used $927,368 of cash in operating activities. As of December 31, 2024, the Company had negative working capital of $299,892 and a stockholders’ deficit of $299,892. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management is actively seeking investor funding and pursuing strategic alternatives, including a potential merger or combination with another operating company, to improve liquidity and financial position. However, there is no assurance that such funding will be obtained or that any transaction will be completed successfully. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Prepaid Expenses

The components of prepaid expenses and other current assets at December 31, 2024, and 2023, consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$-	$1,095
Prepaid expenses and other current assets	$-	$1,095

Note 4 – Related Party Transactions

$34,000, or 100% of the Company’s revenue during the year ended December 31, 2023, are derived from Landmark-Pegasus, Inc. (“Landmark-Pegasus”) and Skybunker Inc. (“Skybunker”), related parties, or direct clients of Landmark-Pegasus. Landmark-Pegasus and Skybunker are both wholly owned by John Moroney, who beneficially owned approximately 59.8% of the Company’s common stock prior to the Ingenious Acquisition. Mr. Moroney still acts as Landmark-Pegasus’ President and is Landmark-Pegasus’ sole director.

The Company had a note payable with Landmark-Pegasus, a related party company, that accrued interest at an annual rate of 4% and was payable on demand. On September 12, 2023, the Company issued 3,460,000 shares of common stock in conversion of the full balance of the note and accrued interest as of that date. The Company evaluated the distinguishment of the note and the fair value of the shares issued for recognition of any gain or loss on the conversion. The total principle and accrued interest of the note on the date of conversion was $105,485 and the fair value of the shares based on the closing stock price on the date of conversion was $73,616. Due to the related party nature of the note, the gain on conversion of $31,869 was recorded in additional paid in capital. The balance on the note is $0 at December 31, 2023.

Jeffrey A. Lubchansky, the Company’s former Chairman of the Board, President, Chief Executive Officer and principal financial officer, received $19,000 during the year ended December 31, 2023, as compensation for his services as an executive officer. His compensation was $1,500 per month plus out-of-pocket expenses. This amount is included in Professional fees on the Statements of Operations.

Note 5 – Stockholders’ Deficit

As of December 31, 2024, and 2023, the Company has 250,000,000 authorized shares of common stock, with a par value of $0.001 per share. The Company had 154,348,024 shares issued and outstanding as of December 31, 2024, and 2023. Each common share is entitled to one vote.

Shares issued for services

The Company issued 3,200,000 shares to consultants during the year ended December 31, 2023. The shares were valued at the closing stock price on the date of grant for a total value of $68,800.

Shares issued in exchange for convertible debt – related party

The Company issued 3,460,000 shares in conversion of a related party note payable during the year ended December 31, 2023. The shares were valued at $73,616 based on the closing stock price on date of conversion. Due to the related party nature of the transaction, the gain of $31,869 was recorded in additional paid in capital for a total of $105,485.

Shares issued in offering

In November 2023, the Company entered into subscription agreements with investors to issue 40,000,000 shares of common stock at $0.10 per share. The Company received $500,000 in proceeds from the issuance and has placed an allowance on the remaining subscription funds receivable of $500,000.

Stock Split

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

Note 6 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of December 31, 2024, and 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 7 – Income Taxes

The Company estimated NOL carry-forwards for Federal and State income tax purposes of $2,207,063 and $1,570,215 as of December 31, 2024, respectively, and $1,275,837 and $638,989 for federal and state as of December 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax assets was not considered more likely than not to be realized and accordingly, the potential tax benefits of the deferred tax assets are fully offset by a full valuation allowance. The Company’s deferred tax assets and liabilities as of December 31, 2024, and 2023 are as follows:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net Operating Loss Carryforwards	$549,202	$295,690
Total deferred tax assets	549,202	295,690

Valuation allowance	(549,202)	(295,690)
Net deferred Tax Assets (Liabilities)	$-	-

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	2024	2023
Tax benefit at statutory tax rate	$(210,230)	$(134,454)
State benefit, net of federal benefit	(43,461)	(27,764)
Other permanent differences	179	266
Valuation allowance	253,512	161,952
	$-	$-

Income tax expense consists of the following for the years ending December 31, 2024, and 2023:

	31-Dec	31-Dec
	2024	2023
Current income tax (benefit)expense
Federal	$-	$-
State	-	-
	$-	$-

Note 8 – Subsequent Events

On January 28, 2025, the Company issued 550,000 shares of common stock to an investor of the Company for $1,100,000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 16, 2025, the Board of Directors of the Company received and accepted the resignation of Hudgens CPA, PLLC (“Hudgens”), which was then serving as the independent registered public accounting firm of the Company, effective immediately.

The report of Hudgens on the Company’s financial statements for the fiscal years ended September 30, 2023 and 2022 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report on the Company’s financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern based on the Company’s operating losses, negative cash flows from operations and accumulated deficit and negative working capital. During the fiscal years ended September 30, 2023 and 2022 and the subsequent interim period through May 16, 2025, the effective date of Hudgens’ resignation, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Hudgens would have caused Hudgens to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On June 1, 2025, the Board of Directors of the Company appointed Chaikin, Cohen, Rubin & Co. (“CCRC”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and during the subsequent interim period through June 1, 2025, neither the Company, nor anyone on its behalf, has consulted CCRC with respect to (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided to the Company that CCRC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Name	Age	Position
Nevenka Cresnar Pergar	63	Chairwoman of the Board, Director, interim President and Chief Executive Officer and Principal Financial Officer.
Andrej Rucigaj	61	Director

Biographical information concerning our director and executive officer listed above is set forth below.

Nevenka Cresnar Pergar - Nevenka Cresnar Pergar is the owner and director of NP Consulting, an independent advisory firm providing legal and business consultancy services. She specializes in advising foreign investors on entering the Slovenian market and supports Slovenian companies in identifying and evaluating strategic investment opportunities. Her experience also includes working with foreign investors on major real estate development projects. Previously, she worked for one of the largest private equity funds in Slovenia and has held leadership roles on the supervisory boards of prominent companies such as the Port of Koper, European Architectural Systems, LUX (owners of Trimo Trebnje), and served as a non-executive director on the Board of Directors of NEPI. From 1998 to 2003, she was a member of two Slovenian governments, serving as Secretary General and later as Junior Minister for Public Administration, following her earlier role in the Ministry of Economy from 1988 to 1995. Mrs. Pergar holds a law degree from the University of Ljubljana and an MBA in finance from Clemson University, South Carolina, USA. She currently serves as a member of the Board of Governors and Chair of the Investment Committee at AmCham Slovenia and is a member of the Managers’ Association of Slovenia.

Andrej Rucigaj - Andrej Rucigaj is a visionary investment executive and accomplished C-suite leader with over 25 years of global experience in private equity, corporate restructuring, and strategic advisory. Renowned for his expertise in high-value and tech-driven investments, he has successfully led complex, multi-million-euro transactions and driven business transformations across Switzerland, Germany, the UK, the Netherlands, and Southeastern Europe. Currently focused on strategic investments in AI-powered enterprises, Andrej leverages his deep financial insight to identify and scale emerging technology ventures. His core strengths include private equity, venture capital, mergers and acquisitions, strategic exits, and global portfolio management, with a focus on the energy, industrials, and technology sectors. A trusted board-level advisor, he is known for his leadership in corporate governance and cross-border investment strategies. Andrej holds an MBA from INSEAD and a B.Sc. in Electrical Engineering from ETH Zurich.

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

Code of Ethics . We have not yet adopted a code of ethics given the change in operations and strategy of the Company’s business but we do plan to adopt such a policy by the end of the fiscal year 2025.

Insider Trading Arrangements and Policies. We have not yet adopted an insider trading policy given the change in operations and strategy of the Company’s business but we do plan to adopt such a policy by the end of the fiscal year 2025.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the compensation of our Named Executive Officers (as defined in Regulation S-K Item 402(m)), during the last two fiscal years.

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan	Nonqualified deferred compensation earnings	All other compensation	Total compensation
Nevenka Cresnar Pergar, Interim President Chief Executive Officer	2024	62,100	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Abhinav Somami, Former Chief Executive Officer	2024	22,007	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Jeffrey A. Lubchansky, Former President and Chief Executive Officer	2024	-	-	-	-	-	-	-	-
	2023	$19,000	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2024.

Audit, Compensation and Nominating Committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS – can you update table below as per shareholder list

The following table sets forth, as of May 1, 2025, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officer and Director:
Abhinav Somani	-	*
Andrej Rucigaj	-	*
Nevenka Cresnar Pergar	400,000	*
Jeffrey A. Lubchansky	-	*

5% Stockholders:

Danko Djunic	11,400,000	7.36%
GlobalTI Tech Investment GmbH	11,400,000	7.36%
Darko Horvat	82,327,864	53.15%
Marktflagge GmbH	14,600,000	9.43%
Puma Brandenburg Ventures Limited	15,400,000	9.94%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of the number of shares outstanding on May 1, 2025 (154,898,024 shares of common stock).

(3)	Mr. Wanja Oberhof is the majority stockholder in Ingenious Investment AG.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, we did not have any securities authorized for issuance under any equity compensation plans, whether approved or not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors. The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Hudgens CPAs as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent registered public accounting firm in 2024 and 2023 were approved by the Board of Directors.

The following table shows the fees that were billed for the audit and other services provided by Hudgens, CPAs, PA for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees (1)	20,500	10,000

Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	5,200	1,500

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

(2)  Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by Brooks for the fiscal years ended December 31, 2024 or 2023.

(3)  Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by Brooks during the fiscal years ended December 31, 2024 or 2023.

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

(3) Exhibits.

Exhibit No.	Exhibit Type
3.1	Articles of incorporation of the registrant dated January 6, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3	Certificate of change to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.4	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2023).

3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Global AI, Inc., dated January 29, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2024).

3.8	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Q uarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2023).

10.4	Share Purchase Agreement, dated as of December 31, 2024, by and among the registrant, Tectu Biz Ltd. and certain of its shareholders as identified therein (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2025).

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI,, Inc.

/s/ Nevenka Cresnar Pergar
Date: June 16th 2025	Nevenka Cresnar Pergar
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Nevenka Cresnar Pergar
Nevenka Cresnar Pergar	Interim President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	June 16th 2025

