Form 10-Q
period 2025-03-31
Global AI, Inc.
filed 2025-06-30
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common stock, $0.001 par value	154,898,024

i

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS:
Current Assets:
Cash and cash equivalents	$82,990	$9,929
Restricted deposit	22,862
Accounts receivable, net	20	29,128
Prepaid expenses and other current assets	43,804	-
Total current assets	149,676	39,057

Property and equipment, net	14,546	-

TOTAL ASSETS	$164,222	$39,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$449,789	$299,918
Advance payable – related party	8,000	-
Accrued expenses	151,168	39,031
Current Tax Liabilities	15,560	-
Total current liabilities	624,517	338,949

TOTAL LIABILITIES	624,517	338,949

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,898,024 and 154,348,024 issued and outstanding as of March 31, 2025, and December 31, 2024.	154,898	154,348
Additional paid-in capital	3,697,698	2,598,248
Accumulated deficit	(4,312,891)	(3,052,488)
TOTAL STOCKHOLDERS’ DEFICIT	(460,295)	(299,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$164,222	$39,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2025	2024
Revenues:
Revenues	$35,704	$-

Cost of revenues	23,293	-
Gross Profit (Loss)	12,411	-

Operating expenses:
General and administrative expenses	112,387	148,108
Research and development	522,626
Sales and marketing	37,302
Professional fees	571,873	198,102
Total Operating Expenses	1,244,188	346,210

LOSS FROM OPERATIONS	(1,231,777)	(346,210)

OTHER INCOME (EXPENSE):
Financial expenses, net	(13,067)	-
Total Other Income (Expense)	(13,067)	-

Net loss before taxes	(1,244,844)	(346,210)
Income tax provision (benefit)	15,560	-
Net loss	$(1,260,404)	$(346,210)

Net loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	154,731,170	154,348,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	In Capital	Deficit	Equity
Balance as of December 31, 2024	154,348,024	154,348	2,598,248	(3,052,488)	(299,892)
Common stock issued in offering	550,000	550	1,099,450	-	1,100,000
Net Loss	-	-	-	(1,260,404)	(1,260,404)
Balance as of March 31, 2025	154,898,024	154,898	3,697,698	(4,312,891)	(460,295)

	Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2023	154,348,024	154,348	1,844,915	(2,051,393)	(52,130)
Cash received from subscription receivable			200,000	-	200,000
Net Loss	-	-	-	(346,210)	(346,210)
Balance at March 31, 2024	154,348,024	154,348	2,044,915	(2,397,603)	(198,340)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,260,404)	$(346,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	389	-

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	29,108	-
Decrease (Increase) in prepaid expenses and other current assets	(43,804)	-
Increase (Decrease) in accounts payable and accrued liabilities	262,009	(26,053)
Increase (Decrease) in advance payable – related party	8,000	-
Increase (Decrease) in current tax liability	15,560	-
Net cash used in operating activities	$(989,142)	$(372,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted deposit	(22,862)
Purchase of property and equipment	(14,935)	-
Net cash used in investing activities	$(37,797)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,100,000	-
Proceeds from subscription receivable	-	200,000
Net cash provided by financing activities	$1,100,000	$200,000

Net increase (decrease) in cash and cash equivalents	73,061	(172,263)
Cash and cash equivalents, beginning of the year	9,929	183,964
Cash and cash equivalents, end of the year	$82,990	$11,701

The accompanying notes are an integral part of these unaudited condensed financial statements.

Global AI, Inc.

Notes to unaudited Condensed Financial Statements

March 31, 2025

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended March 31, 2025, and the financial position as of March 31, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2024 included in our Report on Form 10-K as filed with the SEC on June 15, 2025. The December 31, 2024 balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company did not have any cash equivalents as of March 31, 2025, or December 31, 2024.

Restricted deposit

Restricted deposits consist of cash or cash equivalents that are legally or contractually restricted as to withdrawal or use. These restrictions may arise from collateral requirements, lease agreements, letters of credit, customer deposits, or regulatory requirements. Restricted deposits are separately presented on the balance sheet as either current or noncurrent assets, depending on the expected timing of release or use. If the restriction extends beyond one year from the balance sheet date, the deposit is classified as a noncurrent asset. The Company accounts for restricted deposits in accordance with ASC 210-10-45 and ASC 305-10, and such amounts are excluded from cash and cash equivalents in the statement of cash flows unless they are available for general use.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2025, and 2024 was $389 and $0, respectively, and is included in research and development expenses in the accompanying consolidated statement of operations.

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

Research and development costs for the three months ended March 31, 2025, and 2024 were $522,626 and $0, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share

The Company computes net income (loss) per common share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if diluted, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2025, or December 31, 2024.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2025, the Company incurred a net loss of $1,260,404 and used $989,142 of cash in operating activities. As of March 31, 2025, the Company had negative working capital of $474,841 and a stockholders’ deficit of $460,295. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

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

Note 3 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at March 31, 2025, and December 31, 2024, consisted of the following:

	March 31, 2024	December 31, 2024
VAT receivables	$19,496	$
Other receivables and prepaid expenses	24,308		-
Prepaid expenses and other current assets	$43,804		$-

Note 4 – Advance Payable – Related Party

As of March 31, 2025, and December 31, 2024, the Company had an outstanding balance of $8,000 and $0, respectively, due to funds received from a related party of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

Note 5 – Stockholders’ Deficit

As of March 31, 2025, and December 31, 2024, the Company has 250,000,000 authorized shares of common stock, with a par value of $0.001 per share. The Company had 154,898,024 and 154,348,024 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively. Each common share is entitled to one vote.

Shares issued in offering

On January 28, 2025, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 550,000 shares of common stock, par value $0.001 of the Company at a purchase price of $2.00 per share for aggregate proceeds to the Company of $1,100,000.

Note 6 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2025, and December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through June 30, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended March 31, 2025.

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

Recent Events

The Company has evaluated subsequent events through June 30, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended March 31, 2025.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

Revenue: The Company’s revenues increased by approximately 100% to $35,704 during the three months ended March 31, 2025, as compared to $0 for the three months ended March 31, 2024.

Operating Expenses: The Company’s operating expenses increased by approximately 259% to $1,244,188 during the three months ended March 31, 2025, as compared to $346,210 for the three months ended March 31, 2024, primarily due to an increase in professional fees expense and research and development expenses.

Loss from operations: The Company’s loss from operations increased approximately 256% to $1,231,777 during the three months ended March 31, 2025, from a loss from operations of $346,210 for the three months ended March 31, 2024. The primary reason for this was due to an increase in professional fees expense and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $989,142 for the three months ended March 31, 2025, as compared to $372,263 for the three months ended March 31, 2024. The increase was primarily due to the increases in research and development and professional fees expense.

As of March 31, 2025, the Company had $82,990 in cash and cash equivalents. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2024. In addition, the Company has a working capital deficit at March 31, 2025, of $474,841 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K .

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Type

3.1	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2023).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Global AI, Inc., dated January 29, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2024).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Q uarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2023).

10.4	Share Purchase Agreement, dated as of December 31, 2024, by and among the registrant, Tectu Biz Ltd. and certain of its shareholders as identified therein (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2025).

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI, Inc.

Date: June 30, 2025	By:	/s/ Nevenka Cresnar Pergar
Nevenka Cresnar Pergar
Acting President and Chief Executive Officer (principal executive officer and principal financial officer)

