Form 10-Q
period 2025-06-30
Global AI, Inc.
filed 2025-08-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2025
Common stock, $0.001 par value	154,898,024

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

Item 1. Financial Statements

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS:
Current Assets:
Cash and cash equivalents	$43,432	$9,929
Restricted deposit	25,208
Accounts receivable, net	26,742	29,128
Prepaid expenses and other current assets	35,104	-
Total current assets	130,486	39,057

Property and equipment, net	15,836	-

TOTAL ASSETS	$146,322	$39,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$767,100	$299,918
Related party	762,924	-
Accrued expenses	173,102	39,031
Current Tax Liabilities	20,210	-
Total current liabilities	1,723,336	338,949

TOTAL LIABILITIES	1,723,336	338,949

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,898,024 and 154,348,024 issued and outstanding as of June 30, 2025, and December 31, 2024.	154,898	154,348
Additional paid-in capital	3,697,698	2,598,248
Accumulated deficit	(5,429,610)	(3,052,488)
TOTAL STOCKHOLDERS’ DEFICIT	(1,577,014)	(299,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$146,322	$39,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues:
Revenues	$84,328	$-	$120,032	$-

Cost of revenues	41,703	-	64,996	-
Gross Profit (Loss)	42,625	-	55,036	-

Operating expenses:
General and administrative expenses	148,224	126,620	260,611	274,728
Research and development	613,234	-	1,135,860	-
Sales and marketing	33,946	-	71,248	-
Professional fees	338,695	137,229	910,568	335,331
Total Operating Expenses	1,134,099	263,849	2,378,287	610,059

LOSS FROM OPERATIONS	(1,091,474)	(263,849)	(2,323,251)	(610,059)

OTHER INCOME (EXPENSE):
Financial expenses, net	(10,887)	-	(23,954)	-
Total Other Income (Expense)	(10,887)	-	(23,954)	-

Net loss before taxes	(1,102,361)	(263,849)	(2,347,205)	(610,059)
Income tax provision (benefit)	14,357	-	29,917	-
Net loss	$(1,116,718)	$(263,849)	$(2,377,122)	$(610,059)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding, basic and diluted	154,898,024	154,348,024	154,815,524	154,348,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2024	154,348,024	154,348	2,598,248	(3,052,488)	(299,892)
Common stock issued in offering	550,000	550	1,099,450	-	1,100,000
Net Loss	-	-	-	(1,260,404)	(1,260,404)
Balance as of March 31, 2025	154,898,024	154,898	3,697,698	(4,312,892)	(460,296)
Net Loss	-	-	-	(1,116,718)	(1,116,718)
Balance as of June 30, 2025	154,898,024	154,898	3,697,698	(5,429,610)	(1,577,014)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2023	154,348,024	154,348	1,844,915	(2,051,393)	(52,130)

Cash received from subscription receivable			200,000	-	200,000
Net Loss	-	-	-	(346,210)	(346,210)
Balance as of March 31, 2024	154,348,024	154,348	2,044,915	(2,397,603)	(198,340)
Cash received from subscription receivable	-	-	373,336	-	373,336
Net Loss	-	-	-	(263,849)	(263,849)
Balance as of June 30, 2024	154,348,024	154,348	2,418,251	(2,661,452)	(88,853)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,377,122)	$(610,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,434	-

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	2,386	-
Decrease (Increase) in prepaid expenses and other current assets	(35,104)	-
Increase (Decrease) in accounts payable and accrued liabilities	621,463	(124,824)
Net cash used in operating activities	$(1,786,943)	$(734,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted deposit	(25,208)
Purchase of property and equipment	(17,270)	-
Net cash used in investing activities	$(42,478)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,100,000	-
Increase in related party	762,924	-
Proceeds from subscription receivable	-	573,336
Net cash provided by financing activities	$1,862,924	$573,336

Net increase (decrease) in cash and cash equivalents	33,503	(161,547)
Cash and cash equivalents, beginning of the year	9,929	183,964
Cash and cash equivalents, end of the year	$43,432	$22,417

Supplemental cashflows discloser:
Cash paid for income taxes	$10,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Global AI, Inc.

Notes to unaudited Condensed Financial Statements

June 30, 2025

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three and six months ended June 30, 2025, and the financial position as of June 30, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2024, included in our Report on Form 10-K as filed with the SEC on June 15, 2025. The December 31, 2024, balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company did not have any cash equivalents as of June 30, 2025, or December 31, 2024.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended June 30, 2025, and 2024 was $1,045 and $0, respectively, and $1,434 and $0 for the six months ended June 30, 2025, and 2024. Depreciation expense is included in research and development expenses in the accompanying consolidated statement of operations.

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

Research and development costs for the three and six months ended June 30, 2025, and 2024 were $613,234 and $0, and $1,135,860 and $0, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share

The Company computes net income (loss) per common share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and, if diluted, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2025, or December 31, 2024.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2025, the Company incurred a net loss of $2,377,122 and used $1,786,943 of cash in operating activities. As of June 30, 2025, the Company had negative working capital of $1,592,850 and a stockholders’ deficit of $1,577,014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

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

Note 3 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at June 30, 2025, and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
VAT receivables	$-	$
Other receivables and prepaid expenses	35,104		-
Prepaid expenses and other current assets	$35,104		$-

Note 4 – Related Party

As of June 30, 2025, and December 31, 2024, the Company had an outstanding balance of $762,924 and $0, respectively, due to funds received from a related party of the Company.

These amounts carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

Note 5 – Stockholders’ Deficit

As of June 30, 2025, and December 31, 2024, the Company has 250,000,000 authorized shares of common stock, with a par value of $0.001 per share. The Company had 154,898,024 and 154,348,024 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively. Each common share is entitled to one vote.

Shares issued in offering

On January 28, 2025, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 550,000 shares of common stock, par value $0.001 of the Company at a purchase price of $2.00 per share for aggregate proceeds to the Company of $1,100,000.

Note 6 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of June 30, 2025, and December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through August 14, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended June 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

The Company has evaluated subsequent events through August 14, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended June 30, 2025

CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Revenue: The Company’s revenues increased by approximately 100% to $84,328 during the three months ended June 30, 2025, as compared to $0 for the three months ended June 30, 2024.

Operating Expenses: The Company’s operating expenses increased by approximately 330% to $1,134,099 during the three months ended June 30, 2025, as compared to $263,849 for the three months ended June 30, 2024, primarily due to an increase in professional fees and research and development expenses.

Loss from operations: The Company’s loss from operations increased approximately 314% to $1,091,474 during the three months ended June 30, 2025, from a loss from operations of $263,849 for the three months ended June 30, 2024. The primary reason for this was due to an increase in professional fees expense and research and development expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Revenue: The Company’s revenues increased by approximately 100% to $120,032 during the six months ended June 30, 2025, as compared to $0 for the six months ended June 30, 2024.

Operating Expenses: The Company’s operating expenses increased by approximately 290% to $2,378,287 during the six months ended June 30, 2025, as compared to $610,059 for the six months ended June 30, 2024, primarily due to an increase in professional fees expense and research and development expenses.

Loss from operations: The Company’s loss from operations increased approximately 281% to $2,323,251 during the six months ended June 30, 2025, from a loss from operations of $610,059 for the six months ended June 30, 2024. The primary reason for this was due to an increase in professional fees expense and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,786,943 for the six months ended June 30, 2025, as compared to $734,883 for the six months ended June 30, 2024. The increase was primarily due to the increases in research and development and professional fees expense.

As of June 30, 2025, the Company had $43,432 in cash and cash equivalents. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2024. In addition, the Company has a working capital deficit at June 30, 2025, of $1,592,850 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Global AI, Inc.

Date: August 14, 2025	By:	/s/ Nevenka Cresnar Pergar
Nevenka Cresnar Pergar
Acting President and Chief Executive Officer (principal executive officer and principal financial officer)

