Form 10-Q
period 2025-09-30
Global AI, Inc.
filed 2025-11-14
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14 , 2025
Common stock, $0.001 par value	154,898,024

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS:
Current Assets:
Cash and cash equivalents	$112,004	$9,929
Accounts receivable, net	-	29,128
Prepaid expenses and other current assets	820,785	-
Total current assets	932,789	39,057

Property and equipment, net	72,457	-

TOTAL ASSETS	$1,005,246	$39,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$347,702	$299,918
Advance payable – related party	3,747,878	-
Accrued expenses	128,029	39,031
Current Tax Liabilities	26,756	-
Total current liabilities	4,250,365	338,949

TOTAL LIABILITIES	4,250,365	338,949

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 250,000,000 shares authorized; 154,898,024 and 154,348,024 issued and outstanding as of September 30, 2025, and December 31, 2024.	154,898	154,348
Additional paid-in capital	3,697,698	2,598,248
Accumulated deficit	(7,097,715)	(3,052,488)
TOTAL STOCKHOLDERS’ DEFICIT	(3,245,119)	(299,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,005,246	$39,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues:
Revenues	$-	$-	$120,032	$-

Cost of revenues	-	-	64,996	-
Gross Profit (Loss)	-	-	55,036	-

Operating expenses:
General and administrative expenses	185,380	35,421	445,991	321,274
Research and development	1,087,899	-	2,223,759	-
Sales and marketing	5,556	-	76,804	-
Professional fees	368,462	82,511	1,279,030	416,717
Total Operating Expenses	1,647,297	117,932	4,025,584	737,991

LOSS FROM OPERATIONS	(1,647,297)	(117,932)	(3,970,548)	(737,991)

OTHER INCOME (EXPENSE):
Financial expenses, net	(13,302)	-	(37,256)	-
Total Other Income (Expense)	(13,302)	-	(37,256)	-

Net loss before taxes	(1,660,599)	(117,932)	(4,007,804)	(737,991)
Income tax provision	7,506	-	37,423	-
Net loss	$(1,668,105)	$(117,932)	$(4,045,227)	$(737,991)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Weighted average shares outstanding, basic and diluted	154,898,024	154,348,024	154,843,428	154,348,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid	Stock	Accumulated	Total
	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance as of December 31, 2024	154,348,024	154,348	2,598,248	-	(3,052,488)	(299,892)
Common stock issued in offering	550,000	550	1,099,450	-	-	1,100,000
Net Loss	-	-	-	-	(1,260,404)	(1,260,404)
Balance as of March 31, 2025	154,898,024	154,898	3,697,698	-	(4,312,892)	(460,296)
Net Loss	-	-	-	-	(1,116,718)	(1,116,718)
Balance at June 30, 2025	154,898,024	154,898	3,697,698	-	(5,429,610)	(1,577,014)
Net Loss					(1,668,105)	(1,668,105)
Balance at September 30, 2025	154,898,024	154,898	3,697,698	-	(7,097,715)	(3,245,119)

	Common Stock		Additional Paid	Stock	Accumulated	Total
	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance at December 31, 2023	154,348,024	154,348	1,844,915	-	(2,051,393)	(52,130)
Cash received from subscription Receivable	-	-	200,000	-	-	200,000
Net Loss	-	-	-	-	(346,210)	(346,210)
Balance at March 31, 2024	154,348,024	154,348	2,044,915	-	(2,397,603)	(198,340)
Cash received from subscription receivable	-	-	373,336	-	-	373,336
Net Loss	-	-	-	-	(273,849)	(273,849)
Balance at June 30, 2024	154,348,024	154,348	2,418,251	-	(2,671,452)	(98,853)
Cash received from subscription receivable			140,000			140,000

Net Loss					(117,932)	(117,932)
Balance at September 30, 2024	154,348,024	154,348	2,558,251	-	(2,789,384)	(76,785)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2025	For the nine months ended September 30,2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,045,227)	$(737,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,728	-

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	29,128	-
Decrease (Increase) in prepaid expenses and other current assets	(820,785)	-
Increase (Decrease) in accounts payable and accrued liabilities	163,538	(148,648)
Increase (Decrease) in payroll taxes payable	-	3,009
Net cash used in operating activities	$(4,670,618)	$(883,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted deposit	-
Purchase of property and equipment	(75,185)	-
Net cash used in investing activities	$(75,185)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,100,000	-
Advances from related party	3,747,878
Proceeds from subscription receivable	-	713,335
Net cash provided by financing activities	$4,847,878	$713,335

Net increase (decrease) in cash and cash equivalents	102,075	(170,295)
Cash and cash equivalents, beginning of the year	9,929	183,964
Cash and cash equivalents, end of the year	$112,004	$13,669

Supplemental disclosures for cash flow information:
Cash paid for income taxes	$10,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Global AI, Inc.

Notes to unaudited Condensed Financial Statements

September 30, 2025

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

The Company develops and sells AI products and solutions, and acquires, integrates, and develops AI-based technology companies and assets (the “Acquisitions”). The Company focuses its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company integrates and further develops the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also engages in efforts to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company centralizes back office administrative functions and takes advantage of cost and revenue synergies across the Acquisitions’ platforms.

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the nine months ended September 30, 2025, and the financial position as of September 30, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2024, included in our Report on Form 10-K as filed with the SEC on June 15, 2025. The December 31, 2024, balance sheet is derived from those financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company did not have any cash equivalents as of September 30, 2025, or December 31, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended September 30, 2025, and 2024 was $1,294 and $0, respectively, and $2,728 and $0 for the nine months ended September 30, 2025. Depreciation expense is included in research and development expenses in the accompanying consolidated statement of operations.

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

Research and development costs for the three and nine months ended September 30, 2025, and 2024 were $1,809,474 and $0, and $2,223,759 and $0, respectively.

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

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period and, if diluted, potential common stock outstanding during the period. Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at September 30, 2025, or December 31, 2024.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025, the Company incurred a net loss of $4,045,227 and used $4,670,618 of cash in operating activities. As of September 30, 2025, the Company had negative working capital of $3,317,576 and a stockholders’ deficit of $3,245,119. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

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

Note 3 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Advances paid to subcontractors	$722,182	$
Other receivables and prepaid expenses	98,603		-
Prepaid expenses and other current assets	$820,785		$-

Note 4 – Advance Payable – Related Party

As of September 30, 2025, and December 31, 2024, the Company had an outstanding balance of $3,747,878 and $0, respectively, due to funds received from a related party and amounts paid directly by the related party to subcontractors and other service providers of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

Note 5 – Stockholders’ Deficit

As of September 30, 2025, and December 31, 2024, the Company has 250,000,000 authorized shares of common stock, with a par value of $0.001 per share. The Company had 154,898,024 and 154,348,024 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively. Each share of common stock is entitled to one vote.

Shares issued in offering

On January 28, 2025, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 550,000 shares of common stock, par value $0.001 of the Company at a purchase price of $2.00 per share for aggregate proceeds to the Company of $1,100,000.

Note 6 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of September 30, 2025, and December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended September 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company develops a suite of AI products and solutions and acquire, integrate and develop artificial intelligence (“AI”)-based technology companies and assets (the “Acquisitions”). The Company intends to focus its Acquisitions on machine and deep learning, generative AI, computer vision, natural language processing, and other AI technologies. The Company focuses on Acquisitions that are scalable and have revenue models that provide for tangible growth. Once acquired, the Company plans to integrate and further develop the companies and assets acquired in the Acquisitions to increase their existing customer base and further develop their existing products and services. The Company also plans to “cross-pollinate” knowledge and strategies derived from each of its Acquisitions with other Acquisitions for the benefit of the Company’s network as a whole. In addition, the Company plans to centralize back office administrative functions and take advantage of cost and revenue synergies across the Acquisitions’ platforms.

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

On November 12, 2025, the Company entered into a Termination and Release Agreement (the “Termination Agreement”) with Tectu and the Sellers identified in the Share Purchase Agreement, dated December 31, 2024 (the “Agreement”). Under the Termination Agreement, the Parties agreed to terminate the Agreement and all related agreements in full. The parties mutually released each other from all claims, known or unknown, arising from or relating to the Agreement or prior dealings. The Agreement also confirms that each party retains exclusive ownership of pre-existing intellectual property, that neither party has any rights in the other’s brands, technologies, or products, and that all references to the other party’s brands must be removed from controlled websites and materials.

On November 13, 2025, Scott Clark’s employment as Chief Revenue Officer of the Company was terminated.

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

Recent Events

The Company has evaluated subsequent events through November 14, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended September 30, 2025

CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Revenue: The Company did not record any revenues during the three months ended September 30, 2025 and September 30, 2024.

Operating Expenses: The Company’s operating expenses increased by approximately 1,297% to $1,647,297 during the three months ended September 30, 2025, as compared to $117,932 for the three months ended September 30, 2024, primarily due to an increase in professional fees and research and development expenses.

Loss from operations: The Company’s loss from operations increased approximately 1,297% to $1,647,297 during the three months ended September 30, 2025, from a loss from operations of $117,932 for the three months ended September 30, 2024. The primary reason for this was due to an increase in professional fees and research and development expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Revenue: The Company’s revenues increased by approximately 100% to $120,032 during the nine months ended September 30, 2025, as compared to $0 for the nine months ended September 30, 2024.

Operating Expenses: The Company’s operating expenses increased by approximately 445% to $4,025,584 during the nine months ended September 30, 2025, as compared to $737,991 for the nine months ended September 30, 2024, primarily due to an increase in professional fees expense and research and development expenses.

Loss from operations: The Company’s loss from operations increased approximately 438% to $3,970,548 during the nine months ended September 30, 2025, from a loss from operations of $737,991 for the nine months ended September 30, 2024. The primary reason for this was due to an increase in professional fees and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,670,618 for the nine months ended September 30, 2025, as compared to $883,630 for the nine months ended September 30, 2024. The increase was primarily due to the increases in research and development and professional fees expense.

As of September 30, 2025, the Company had $112,004 in cash and cash equivalents. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2024. In addition, the Company has a working capital deficit at September 30, 2025, of $3,317,576 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)

Termination of Share Purchase Agreement

On November 12, 2025, the Company entered into a Termination and Release Agreement (the “Termination Agreement”) with Tectu and the Sellers identified in the Share Purchase Agreement, dated December 31, 2024 (the “Agreement”). Under the Termination Agreement, the Parties agreed to terminate the Agreement and all related agreements in full. The parties mutually released each other from all claims, known or unknown, arising from or relating to the Agreement or prior dealings. The Agreement also confirms that each party retains exclusive ownership of pre-existing intellectual property, that neither party has any rights in the other’s brands, technologies, or products, and that all references to the other party’s brands must be removed from controlled websites and materials.

Termination of Chief Revenue Officer

On November 13, 2025, Scott Clark’s employment as Chief Revenue Officer of the Company was terminated. Mr. Clark was offered a severance package and given 21 days to accept or reject the terms of such severance.

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

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Type

3.1	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2023).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Global AI, Inc., dated January 29, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2024).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

10.1	Promissory Note dated November 24, 2014 made by the registrant in favor of Landmark Pegasus, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2014).

10.2	Indemnification Agreement between the registrant and Jeffrey A. Lubchansky (incorporated by reference to Exhibit 10.1 to the registrant’s Q uarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 24, 2023).

10.4	Share Purchase Agreement, dated as of December 31, 2024, by and among the registrant, Tectu Biz Ltd. (“Tectu”) and certain of its shareholders as identified therein (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2025).

10.5	Termination and Release Agreement, dated as of November 12, 2025, by and among the registrant, Tectu and certain of its shareholders as identified therein

31.1	Certification of Principal Executive and Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI, Inc.

Date: November 14, 2025	By:	/s/ Darko Horvat
Darko Horvat
Chairman and Chief Executive Officer (principal executive officer and principal financial officer)

