Form 10-K
period 2025-12-31
Global AI, Inc.
filed 2026-05-28
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Commission file number: 333-163439

Global AI, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4170100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Front Street, Suite 300
Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

(561) 240-0333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $20,197,564 based on the last reported sale price of our Class A common stock on the OTCQB, which was $0.28 per share on June 30, 2025.

As of May 28, 2026, there were 114,862,024 shares of the registrant’s Class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

When used in this annual report on Form 10-K, the terms “Global AI”, the “Company”, “we,” “our,” and “us” refers to Global AI, Inc.

PART I

ITEM 1. BUSINESS

Company Overview

The Company is engaged in the development and commercialization of an enterprise-grade agentic artificial intelligence (“AI”) platform (the “Agentic AI Platform”) and a suite of related agentic AI products. Agentic AI refers to autonomous systems that use AI agents to achieve complex goals with minimal human supervision, moving beyond passive, conversational tools to active problem-solving. These agents can reason, plan, use tools, and operate independently to execute multi-step tasks in both digital and physical environments. The Agentic AI Platform is designed to enable enterprises to discover, deploy, govern, measure, and continuously improve agentic AI-driven business operations across a broad range of industries, including regulated sectors such as banking, financial services, insurance, healthcare, and life sciences.

In parallel with its internal product development and organic growth, the Company has implemented a strategic mergers and acquisitions (“M&A”) program (the “M&A Program”), focused on identifying, acquiring, integrating, and further developing AI-based technology companies and assets. The Company’s M&A Program is concentrated on companies operating in agentic AI and adjacent AI technologies serving enterprises, institutions, and industries.

The Company believes that its combined strategy of organic product development and growth, together with strategic acquisitions through its M&A Program, will enable it to accelerate growth, broaden its addressable market, deepen its competitive position in the agentic AI sector, and create long-term value for its stockholders. There can be no assurance, however, that the Company will identify suitable acquisition targets, complete any contemplated acquisitions on favorable terms, or at all, or successfully integrate acquired businesses. See “Risk Factors” for a discussion of risks related to the Company’s M&A Program.

We have a dedicated R&D and engineering team which is tasked with developing a suite of AI products and solutions designed to tackle complex challenges and automate processes across industries, leveraging an agentic-AI approach. Our focus is on building AI applications and solutions that are secure, scalable, and privacy-centric. Our R&D and engineering team, led by 14 senior AI specialists and software engineers, is tasked with driving the development of groundbreaking AI technologies, positioning Global AI at the forefront of enterprise AI innovation.

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. Further, in December 2024, the Company signed its first commercial contract with an enterprise customer in Israel.

Business Strategy

The Company offers an alternative to traditional capital investment models in the AI sector by providing investors, entrepreneurs, and founders with the opportunity to grow and scale their AI technology businesses, while benefiting from the Company’s operational expertise, technical knowledge, commercial infrastructure, and sales and engineering organization. The Company believes this model can accelerate the growth of acquired businesses, while providing the Company’s stockholders with diversified exposure to high-potential AI technology companies.

The Company maintains a pipeline of potential acquisitions sourced by its management team and advisors, who collectively possess extensive experience in AI, enterprise software, and technology M&A. The Company evaluates each potential acquisition against established criteria, including the strategic fit with the Company’s Agentic AI Platform and product roadmap, the scalability of the target’s technology and business model, the strength and predictability of the target’s recurring revenue, the quality and retention of the target’s customer base, and the experience and capabilities of the target’s management team.

Following the consummation of an acquisition, the Company plans to support each acquired business with respect to the development and execution of its sales and marketing strategy, the enhancement of its product and service offerings, and the integration of its operations with the Company’s existing platform and infrastructure. Through this combination of organic product development and strategic acquisitions, the Company seeks to accelerate revenue growth, expand its addressable market, and create long-term value for its stockholders.

There can be no assurance that the Company will be successful in implementing its business strategy, identifying suitable acquisition targets, completing contemplated acquisitions on favorable terms, or at all, or realizing the anticipated benefits of completed acquisitions. See “Risk Factors” for a discussion of risks related to the Company’s business strategy.

The AI Industry

AI refers to a category of computing systems that perform tasks historically requiring human cognition, including pattern recognition, language understanding, decision-making, and content generation. The field encompasses multiple technical approaches, including machine learning, deep learning, natural language processing, computer vision, and reinforcement learning. Over the past decade, the field has been transformed by the development of foundation models - large-scale neural networks trained on broad datasets that can be adapted to a wide range of downstream applications - and, more recently, by the emergence of generative AI, which produces novel text, image, audio, video, and code outputs in response to user prompts.

The industry comprises several interdependent layers:

●	Compute infrastructure, including specialized semiconductors (GPUs, TPUs, custom accelerators), data center capacity, networking, and power infrastructure required to train and operate AI models at scale.
●	Foundation model development, in which a relatively small number of well-capitalized organizations train large general-purpose models that serve as the technological substrate for the broader ecosystem.
●	Cloud and AI platform services, through which foundation models are made available to enterprises and developers via APIs, managed services, and integrated development environments.
●	Application and software layer, where AI capabilities are embedded into enterprise software, consumer products, and vertical solutions.
●	Services and integration, including consulting, systems integration, and managed services that enable enterprises to deploy AI within their operations.

Several trends are currently shaping the AI and agentic AI industry:

Foundation model capability and scale. The capability of foundation models continues to advance, driven by increases in training compute, model architecture improvements, post-training techniques including reinforcement learning from human feedback, and access to higher-quality training data. The most capable models are increasingly multimodal, handling text, images, audio, and video within a single system.
Compute and infrastructure intensity. Training and operating frontier models requires substantial compute resources, contributing to significant capital expenditure by hyperscale cloud providers and foundation model developers. The cost and availability of specialized semiconductors, data center capacity, and electrical power have become material considerations for industry participants and have driven multi-year supply agreements, equity investments, and strategic partnerships across the value chain.
Shift to agents. Enterprise AI deployment has begun to shift from assistive applications in which AI suggests outputs that humans review and execute toward agentic applications, in which AI executes tasks autonomously within defined parameters. This shift has implications for software pricing models (from per-seat subscription toward consumption or outcome-based pricing), for the labor and services markets that AI may automate, and for the regulatory frameworks that govern AI deployment.
Open and closed model ecosystems. The industry includes both proprietary “closed” models developed by commercial entities and “open weight” models whose parameters are made publicly available. The relative competitive position of these approaches, their respective regulatory treatment, and their implications for enterprise adoption remain in flux.
Data and intellectual property considerations. The training of foundation models on large datasets, often including copyrighted material, has given rise to significant litigation and policy attention. Outcomes in pending litigation and evolving licensing practices may affect the cost structure and competitive dynamics of model development.
Regulatory developments. Governments globally are developing frameworks for AI governance. The European Union Artificial Intelligence Act (the “EU AI Act”), adopted in 2024 with phased implementation through 2028, establishes obligations for providers of general-purpose AI models and deployers of high-risk AI systems. In the United States, federal and state regulatory activity has accelerated, including executive actions, agency rulemaking, and state-level legislation in California, Colorado, Texas, and other states. Other jurisdictions, including the United Kingdom, Canada, Singapore, China, Japan, and South Korea, have published AI governance frameworks or are in the process of doing so. The regulatory environment is unsettled and evolving rapidly.
Trust, safety, and reliability. Enterprise adoption of AI, and particularly agentic AI, depends on trust in model accuracy, reliability, security, and alignment with organizational policies. Industry participants invest substantially in safety research, evaluation, red-teaming, and governance to address these considerations. Public attention to AI-related risks including hallucination, prompt injection, data leakage, bias, misuse for fraud or disinformation, and unintended actions by autonomous agents has increased.

Competition & Market Opportunity

The enterprise AI market is highly competitive and rapidly evolving. We compete against large-scale foundational model companies, legacy enterprise software companies, and specialized AI startups. The competitive structure of the AI and agentic AI industry is multi-layered.

●	Foundation model developers include a relatively concentrated group of well-capitalized organizations along with significant Chinese developers, including those associated with major technology platforms. These organizations train and offer access to general-purpose AI models that serve as the technological substrate for the broader industry.
●	Hyperscale cloud providers provide compute infrastructure, hosted model access, and AI platform services. These providers have made substantial equity investments in, and commercial agreements with, foundation model developers, and host first-party and third-party models on their platforms.
●	Enterprise software incumbents, including providers of customer relationship management, enterprise resource planning, productivity, collaboration, security, and vertical software, are integrating AI capabilities, including agentic capabilities, into their existing product offerings. These participants benefit from incumbent distribution, customer relationships, and access to enterprise data.
●	AI-native enterprise companies, including providers of AI-first applications across customer service, software development, sales, marketing, legal, financial services, healthcare, and other verticals are building new categories of software designed around AI capabilities from inception.
●	Specialized infrastructure providers, including semiconductor companies, data center operators, networking providers, and AI-specific platform companies, provide the underlying capacity on which the industry depends.

The competitive dynamics across these layers are evolving rapidly. The lines between layers, and particularly between model providers, cloud platforms and application companies, are increasingly blurred as participants integrate vertically or partner horizontally.

The Company believes that AI, and agentic AI in particular, represents a significant long-term opportunity to automate or augment work historically performed by humans across enterprise and consumer applications. The size and timing of this opportunity, however, are subject to substantial uncertainty, including with respect to:

●	the pace and depth of enterprise adoption;
●	the willingness of customers to delegate decision-making and execution to AI systems;
●	the development of regulatory frameworks governing AI deployment, liability, and accountability;
●	the evolution of pricing and commercial models for AI products and services;
●	the competitive dynamics among foundation model developers, cloud platforms, software incumbents, and AI-native companies;
●	the cost and availability of compute infrastructure;
●	the resolution of pending intellectual property and data privacy litigation; and
●	the trust, safety, and reliability of AI systems in production use.

Our success depends on our competitive advantage rooted in our focus on agentic capabilities and on our ability to address the factors above, among others, effectively. We cannot assure you that we will be able to do so effectively, or at all.

Recent Developments

Termination of Tectu Share Purchase Agreement

On December 31, 2024, the Company, Tectu Biz Ltd. (“Tectu”), and certain identified shareholders of Tectu (the “Tectu Sellers”), entered into a Share Purchase Agreement (the “Tectu Agreement”) in respect of the purchase by the Company and sale by the Tectu Sellers of the entire share capital of Tectu compromising of 4,000,000 ordinary shares of Tectu (“Tectu Shares”), each having a nominal value of 0.01 New Israel Shekels, free and clear from any and all encumbrances (the “Tectu Share Purchase”). Immediately following the consummation of the closing of the Tectu Share Purchase, the Company was to hold 100% of Tectu’s issued and outstanding share capital on a fully-diluted basis.

As consideration for the Tectu Share Purchase, the Company agreed to pay the Tectu Sellers at closing a total combined amount (or value) of (i) $490,000 in cash (subject to certain provisions in respect of identified loan payments); and (ii) $510,000 in either cash or 255,000 shares of Company common stock, with each share having an agreed upon fixed value of $2.00 (or a combination thereof, as determined by the Company at its sole discretion); totaling to $1,000,000, which constitutes the equity value of the Company on a cash-free/debt-free basis as of December 31, 2024.

The Tectu Agreement provided for certain representations, covenants and indemnification obligations that are customary for these types of transactions. Further, the closing of the Share Purchase was subject to certain conditions to closing, including but not limited to the delivery by Tectu to the Company of certain audited financial statements of Tectu for the fiscal years ended December 31, 2023 and December 31, 2024 by a Public Company Accounting Oversight Board (“PCAOB”) qualified auditor (which is reasonably acceptable to the Company) in accordance with PCAOB standards.

On November 12, 2025, the Company entered into a Termination and Release Agreement (the “Termination Agreement”) with the parties to the Tectu Agreement. Pursuant to the terms of the Termination Agreement, the parties agreed to terminate the Tectu Agreement and all related agreements in full. The parties mutually released each other from all claims, known or unknown, arising from or relating to the Tectu Agreement or prior dealings.

Global Equity Incentive Plan (2026)

On January 30, 2026, the Board and the Company’s majority stockholder approved the Global Equity Incentive Plan (2026) (the “Equity Plan”). The Equity Plan provides for the grant of equity-based awards to employees, directors and other service providers of the Company and its affiliates. A total of 15,000,000 shares of the Company’s Class A common stock has been reserved for issuance under the Equity Plan.

Government Regulation

Our business is subject to extensive and evolving laws and regulations in the United States and internationally. These laws cover AI, data privacy, cybersecurity, intellectual property, and industry-specific mandates in the highly regulated sectors we serve.

We are subject to emerging regulatory frameworks specifically targeting the development and deployment of AI. In the United States, we monitor federal executive orders and proposed legislation, including the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence framework set forth in Executive Order 14110, which may impose testing, reporting, and transparency requirements for high-capability models.

Internationally, our operations are impacted by the EU AI Act, which began its phased implementation in 2025. Many of our products may be classified as “high-risk AI systems” or “general-purpose AI models” under the EU AI Act. Compliance with the EU AI Act, which carries significant enforcement deadlines in August 2026, requires us to maintain rigorous risk management, data governance, and technical documentation standards. Failure to comply with these regulations could result in substantial fines and restricted access to the European market.

Because our Agentic AI Platform is deployed in regulated sectors, our customers are often required to ensure that their third-party service providers (including us) comply with specific institutional regulations.

We are subject to stringent data privacy laws, including the California Consumer Privacy Act (“CCPA”) and the EU General Data Protection Regulation (“GDPR”). Our Agentic AI Platform often processes sensitive enterprise data; therefore, we must comply with evolving legal standards regarding automated decision-making and profiling, which grant individuals rights to contest or opt-out of certain AI-driven outcomes.

Our M&A Program is subject to oversight by the Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”). Under the Hart-Scott-Rodino Act, we may be required to notify and receive clearance for certain acquisitions. Increased regulatory scrutiny of “killer acquisitions” or “data-moat” strategies in the AI sector could delay or prevent us from completing strategic transactions that are key to our growth.

Employees

As of December 31, 2025, we had no employees. Our day-to-day operations are performed through the use of independent contractors and third-party service providers. We believe that our current use of contracted services is sufficient to meet our operational needs for the foreseeable future. We provide competitive compensation and benefits for our people. Our compensation packages may include base salary, commissions or bonuses, and stock-based compensation. We evaluate both compensation and benefit offerings on an annual basis to ensure competitiveness of both programs and we make adjustments as needed. We believe that we maintain a satisfactory working relationship with our people and have not experienced any disputes.

Corporate History

Global AI was organized as Mycatalogsonline.com, Inc. in the state of Nevada on January 6, 2009. In April 2009, the Company changed its name to My Catalogs Online, Inc. In November 2012, the Company changed its name to Bright Mountain Holdings, Inc. In August 2013, the Company changed its name to Wall Street Media Co, Inc.

On September 12, 2023, Ingenious Investment AG purchased, from its own funds, from existing shareholders of the Company, in a series of private transactions, a total of 99,777,864 shares of the Company’s Class A common stock, representing 92.7% of the outstanding shares of the Company’s Class A common stock at such time.

In October 2023, the Company changed its name to Global AI, Inc.

On February 6, 2024, Ingenious Investment AG transferred an aggregate of 58,988,932 shares of Series A common stock. As a result of such transfers:

•	Darko Horvat, our current Chief Executive Officer and Chairman of the Board and a significant stockholder of the Company, acquired 16,388,932 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock;
•	Nevenka Cresnar Pergar, a current member of our Board, acquired 400,000 shares of Class A common stock;
•	Each of Danko Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH acquired 11,400,000 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock; and
•	Weiss Media GmbH acquired 8,000,000 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock.

Messrs. Horvat and Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH continue to be significant stockholders of the Company.

On November 1, 2023, the Company issued 10,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000). On November 20, 2023, the Company issued an additional 10,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000).

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. On September 5, 2025, the Company established a subsidiary in Romania named GLOBAL AI RO Ltd. (“Global AI Romania”).

On January 24, 2025, Ingenious Investment AG sold 25,938,932 shares of Class A common stock and 20,000,000 shares of Class B common stock to Mr. Horvat. As a result of this transaction, Mr. Horvat held 42,327,864 shares of Class A common stock, representing approximately 53% of our total outstanding shares of Class A common stock. In addition, following this transaction, Mr. Horvat held (and, as of May 28, 2026, continued to hold) 40,000,000 shares of our Class B common stock. Each share of Class B common stock has 50 votes per share and is convertible into one share of Class A common stock at the option of the holder. Accordingly, following the closing of this transaction, as a result of Mr. Horvat’s Class B common stock ownership, Mr. Horvat, acting alone, was able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

An investment in our Class A common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss of their investment. You should carefully consider the following risk factors, together with the other information in this annual report on Form 10-K, including our financial statements and the related notes, before you decide to buy our Class A common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our Class A common stock could decline, and you may lose all or part of your investment therein.

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

To date, we have not provided, licensed or sold any substantial amount of products. We have not proven that our business model will allow us to generate a profit.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $5,424,034 as of December 31, 2025, and we expect to continue to incur significant developmental expenses in the foreseeable future related to development of our AI technology business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our Class A common stock. Because our Class A common stock is not listed on a national securities exchange, such as the New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), many investors may not be willing or allowed to purchase shares of our Class A common stock or may demand steep discounts to the trading price of our Class A common stock. Sufficient additional financing may not be available to us or may be available only on terms that would result in substantial dilution to the current owners of our Class A common stock.

We expect to pursue additional capital during the fiscal year ending December 31, 2026, but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

We may not be able to successfully source potential AI-based technology companies and assets. We also may not be able to effectively integrate and develop acquisition targets into our network and cannot predict when significant commercial market acceptance for the AI services provided by us and any acquired businesses will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our AI services, we may not be able to generate revenues from the provision of such services. Our revenue growth and achievement of profitability will depend substantially on the success of our M&A Program. If our M&A Program is not successful, or if the services provided by us and any acquired businesses do not achieve wide market acceptance, our business will be materially and adversely affected.

The market for agentic AI is nascent and may not develop as we expect.

Our success depends on the widespread adoption of agentic AI—systems that take autonomous action—within enterprise environments. If organizations remain hesitant to grant autonomy to AI systems due to security, ethical, or reliability concerns, the Agentic AI Platform may fail to achieve market personation.

We operate in a highly regulated environment, and changes in AI laws could harm our business.

Our customers operate in a variety of industries, including retail, healthcare, and insurance. These industries are subject to intense scrutiny regarding data privacy and algorithmic bias. Emerging global regulations (such as the EU AI Act or potential U.S. federal frameworks) may impose costly compliance requirements on our Agentic AI Platform or limit our ability to deploy certain automated features. New regulations could have a material adverse effect on our business.

We may not be able to identify, complete, or successfully integrate acquisitions.

A key component of our strategy is our M&A Program. We may be unable to find suitable targets at reasonable valuations, or at all. Even if acquisitions are effectuated, the integration of new technologies and personnel into our existing Agentic AI Platform involves significant operational risks, including, but not limited to:

●	Diversion of management’s attention from organic R&D;
●	Difficulties in harmonizing disparate software architectures;
●	Loss of key technical talent from acquired entities; and
●	Unforeseen liabilities or technical debt associated with acquired assets.

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

The occurrence of any of the above risks could materially impair our ability to generate revenues and materially harm our business and financial condition.

We may lose out to larger competitors.

The AI technology services industry is intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources. Our products and services may not be competitive with their products and services. If this happens, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our future success depends on the continuing efforts of our executive officers and on a small number of specialized personnel, and on our ability to attract, hire, retain and motivate highly skilled and creative executive officers and specialized personnel in the future.

Our future success depends on the continuing efforts of our executive officers and key personnel, in particular Darko Horvat, our Chief Executive Officer and Chairman of the Board, and a significant stockholder of the Company. We rely on the leadership, knowledge and experience that our executive officers provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our R&D and engineering team is currently led by a team of 14 senior AI specialists and software engineers. The market for AI talent is extremely competitive. The loss of even a few of these individuals to competitors could significantly delay our product development and harm our competitive position. Additionally, such competition could increase our costs to attract and retain talented individuals. As a result, we may incur significant costs to attract and retain personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose personnel to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

Turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers or other key personnel, or our inability to attract and retain highly skilled and creative individuals, could have a material adverse effect on our business, results of operations or financial condition.

We rely significantly on independent contractors and third-party service providers, which may expose us to operational risks.

We rely primarily on independent contractors to conduct our business operations. Our success depends on our ability to identify, hire, and retain qualified contractors. These individuals are not bound by the same duties of loyalty as employees, and we have less control over their daily activities. If any of these contractors were to terminate their relationship with us, or if we are unable to find suitable replacements on a timely basis, our business, financial condition, and results of operations could be materially and adversely affected. Furthermore, if a regulatory authority were to reclassify these contractors as employees, we could be liable for unpaid taxes, benefits, and penalties.

Security breaches of confidential customer information or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of certain customer and employee data, in various information technology systems that are maintained internally and by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by government regulations are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records. A breach in the security of our service providers’ information technology systems could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. A significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could have a material adverse effect on our financial condition and results of operations.

Our development and deployment of agentic AI systems involve unique operational, legal, and regulatory risks that could materially and adversely affect our business, reputation, and financial results.

Certain of our products and services incorporate or rely on agentic AI systems that use foundation models to autonomously plan, decide, and take actions across multi-step workflows, including by invoking third-party tools, APIs, and data sources. Because these systems operate with reduced human supervision relative to traditional software and earlier AI applications, they introduce risks that may differ in kind or magnitude from those associated with our other technologies, including risks related to model accuracy and reliability, unintended actions, data security and privacy, third-party system dependencies, intellectual property, regulatory compliance, and potential liability for outcomes produced or actions taken by such systems. The legal, regulatory, and commercial frameworks governing agentic AI remain unsettled and are evolving rapidly, and our ability to develop, deploy, and monetize these systems is subject to material uncertainty.

Risks Relating to our Class A Common Stock

Future stock issuances would dilute stockholders’ ownership, and may reduce our share value.

If, in the future, we issue additional shares of capital stock, the future issuance may result in substantial dilution in the percentage of our Class A common stock held by our then existing shareholders. We may value any equity issued in the future on an arbitrary basis. Many of our acquisitions will require the issuance of our capital stock as part of the consideration provided. The issuance of capital stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Class A common stock.

Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our Class A common stock and make it difficult for our stockholders to resell their Class A common stock.

Our Class A common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our Class A common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our Class A common stock has a history of thin trading. These factors may result in investors having difficulty reselling any shares of our Class A common stock.

Our Class A common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our Class A common stock has been volatile in the past. The market price of our Class A common stock is likely to be highly volatile in the future, as well. You may not be able to resell shares of our Class A common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of Class A common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our Class A common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock, regardless of our actual operating performance.

Our Class A common stock is currently, has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our Class A common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we obtain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Class A common stock and may affect your ability to resell our Class A common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our Class A common stock will not remain classified as a “penny stock” in the future.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Class A common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our Class A common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Class A common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non- affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Given the limited trading of our Class A common stock, resale of even a small number of shares of our Class A common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Class A common stock.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Class A common stock.

In addition to the penny stock rules discussed above, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non- institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Class A common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our Class A common stock may be limited by trading volume.

The Company’s Class A common stock is currently quoted on the OTCQB under the symbol, “GLAI.” An active trading market for our Class A common stock has not developed, and may not develop, on the OTCQB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Our Company has a concentration of stock ownership and voting control, which may have the effect of delaying, preventing, or deterring a change of control.

Our stock ownership is highly concentrated. Through ownership of shares of our Class A common stock and Class B common stock, one shareholder, Darko Horvat, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 53% of our total outstanding shares of Class A common stock. In addition to Mr. Horvat’s ownership of a substantial amount of our Class A common stock, Mr. Horvat holds 40,000,000 shares of our Class B common stock. Each share of Class B common stock has 50 votes per share and is convertible into one share of Class A common stock at the option of the holder. Accordingly, as a result of Mr. Horvat’s Class B common stock ownership, Mr. Horvat, acting alone, is able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our Class A common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or NASDAQ, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges, are those that address the Board of Directors’ independence, audit committee oversight, and the adoption of a code of ethics. As our securities are not listed on a national securities exchange, we are not required to adopt such corporate governance measures; however, we intend to adopt such measures in the future. It is possible that if we were to adopt corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning Class A common stock if it appreciates.

We have never paid dividends on our Class A common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our Class A common stock.

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

ITEM 2. PROPERTIES

The Company leases on a month-to-month basis virtual office space at 110 Front Street, Suite 300, Jupiter, FL 33477. Monthly rent is $149. On April 20, 2026, Global AI Romania began leasing an office space Bd. Ion Mihalache nr. 15-17, Sector 1, Bucharest. The lease term is for one year, for annual consideration of €150,486. We believe that these facilities are suitable and adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is quoted on the OTCQB market tier of the OTC Markets Group under the symbol “GLAI.” Securities quoted on the OTCQB trade via a dealer network, as opposed to trading on a centralized stock exchange, such as the NYSE. In order to have securities quoted on the OTCQB, a company must be current in its financial reporting, but it is not subject to any minimum financial requirements and listing standards, as is the case with national securities exchanges. Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our Class A common stock and make it difficult for our stockholders to resell their Class A common stock.

The following table sets forth, as reported by the OTCQB, the per share high and low bid quotations for our Class A common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The data in the table below presents historical information only and is not intended to predict future sale prices of our Class A common stock. Trading in securities, such as our Class A common stock, on the OTC Markets may be volatile and thin and characterized by wide fluctuations in trading prices.

	High	Low
Fiscal Year Ended December 31, 2024
Quarter Ended March 31, 2024	$0.5300	$0.1300
Quarter Ended June 30, 2024	$0.2500	$0.1300
Quarter Ended September 30, 2024	$0.1300	$0.1000
Quarter Ended December 31, 2024	$0.1700	$0.1000
Fiscal Year Ended December 31, 2025
Quarter Ended March 31, 2025	$0.3998	$0.1000
Quarter Ended June 30, 2025	$0.8000	$0.2100
Quarter Ended September 30, 2025	$0.6250	$0.2600
Quarter Ended December 31, 2025	$1.5000	$0.4333

As of May 28, 2026, the Company had 114,862,024 shares of Class A common stock outstanding. As of May 28, 2026, our Class A common stock was held by approximately 80 shareholders of record. The number of record holders does not include beneficial owners of Class A common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing price of our Class A common stock on the OTCQB on May 27, 2026 was $0.7075.

Dividend Policy

We have not paid any cash dividends on our Class A common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 28, 2025, the Company issued an aggregate of 550,000 shares of Class A common stock at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $1,100,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-K.

Overview

The Company is engaged in the development and commercialization of an enterprise-grade agentic artificial intelligence (“AI”) platform (the “Agentic AI Platform”) and a suite of related agentic AI products. The Agentic AI Platform is designed to enable enterprises to discover, deploy, govern, measure, and continuously improve agentic AI-driven business operations across a broad range of industries, including regulated sectors such as banking, financial services, insurance, healthcare, and life sciences.

In parallel with its internal product development and organic growth, the Company has implemented a strategic mergers and acquisitions (“M&A”) program (the “M&A Program”), focused on identifying, acquiring, integrating, and further developing AI-based technology companies and assets. The Company’s M&A Program is concentrated on companies operating in agentic AI and adjacent AI technologies serving enterprises, institutions, and industries.

The Company believes that its combined strategy of organic product development and growth, together with strategic acquisitions through its M&A Program, will enable it to accelerate growth, broaden its addressable market, deepen its competitive position in the agentic AI sector, and create long-term value for its stockholders. There can be no assurance, however, that the Company will identify suitable acquisition targets, complete any contemplated acquisitions on favorable terms, or at all, or successfully integrate acquired businesses.

We have a dedicated R&D and engineering team which is tasked with developing a suite of AI products and solutions designed to tackle complex challenges and automate processes across industries, leveraging an agentic-AI approach. Our focus is on building AI applications and solutions that are secure, scalable, and privacy-centric. Our R&D and engineering team, led by 14 senior AI specialists and software engineers, is tasked with driving the development of groundbreaking AI technologies, positioning Global AI at the forefront of enterprise AI innovation.

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. Further, in December 2024, the Company signed its first commercial contract with an enterprise customer in Israel.

‘The Company’s results of operations and financial condition are, and are expected to continue to be, materially influenced by the following factors:

●	the rate at which the Company commercializes the Agentic AI Platform and successfully introduces new products and capabilities;
●	the Company’s ability to identify, complete, integrate, and realize the anticipated benefits of acquisitions;
●	the Company’s ability to acquire, retain, and expand customer relationships, including through cross-selling of products across acquired businesses;
●	the pace of investment in research and development, sales and marketing, and infrastructure required to support growth;
●	prevailing macroeconomic conditions, the regulatory environment for AI technologies, and the competitive landscape in the agentic AI sector; and
●	the Company’s ability to access capital on favorable terms to fund operations and acquisitions.

Components of Results of Operations

Revenue. The Company generates revenues primarily from (i) software license for access to the Agentic AI Platform and related products, (ii) support and maintenance fees tied to platform usage, (iii) outcome-indexed fees tied to realized customer outcomes, and (iv) professional services fees related to implementation, integration, and advisory engagements.

Cost of Revenues. Cost of revenues consists primarily of expenses related to hosting and infrastructure (including third-party cloud computing services and foundation model usage), personnel costs (including salaries, benefits, and stock-based compensation) for employees engaged in delivering the Company’s products and services, amortization of acquired developed technology, and allocated overhead. Cost of revenues is expected to vary with the modality and configuration of customer deployments, including the proportion of workloads executed on customer-owned infrastructure versus cloud-based infrastructure.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs (including salaries, benefits, and stock-based compensation) for engineers and other personnel engaged in the design, development, and enhancement of the Agentic AI Platform and related products, costs of foundation model access and experimentation, third-party software and tools, and allocated overhead. The Company expects research and development expenses to increase in absolute dollars as the Company continues to invest in product innovation, although such expenses may decline as a percentage of revenues over time.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs (including salaries, commissions, benefits, and stock-based compensation) for sales and marketing personnel, costs of demand generation, marketing programs, customer events, travel, and allocated overhead. Sales and marketing expenses also include costs associated with the Company’s forward-deployed engineering model, in which technical personnel are embedded directly with customers during the pursuit and early deployment phases of the customer lifecycle. The Company expects sales and marketing expenses to increase in absolute dollars as the Company expands its sales organization, deepens enterprise customer relationships, and supports the integration of Acquisitions.

General and Administrative. General and administrative expenses consist primarily of personnel costs (including salaries, benefits, and stock-based compensation) for executive, finance, legal, human resources, and information technology functions, professional services fees (including audit, legal, and consulting fees), insurance, public-company compliance costs, and allocated overhead. The Company expects general and administrative expenses to increase in absolute dollars in support of growth, regulatory and compliance obligations, and costs associated with being a public reporting company.

Recent Developments

Commercial Launch of the Agentic AI Platform

The principal commercial achievement of fiscal year 2025 was the commencement of revenue-generating sales of the Company’s Agentic AI Platform to enterprise customers. During December 2025, the Company executed software license and platform contracts with six enterprise customers, marking the transition of the Company’s business from a development and early-stage commercialization phase to a phase characterized by enterprise-grade, contracted deployments of the Agentic AI Platform.

The six enterprise contracts executed in December 2025 spanned multiple regulated and mission-critical industry verticals, including pharmaceutical and life sciences, insurance, and retail. A number of these customers are among the largest enterprises in their respective sectors and geographies, with operations in Europe and globally. The Company’s customer engagements reflect its strategic focus on, among others, regulated, mission-critical enterprise environments, and we believe demonstrate the commercial viability of the Agentic AI Platform across multiple industry verticals.

Management believes that the 2025 commercial launch of the Agentic AI Platform, together with the customer engagements executed in connection with that launch, establishes a foundation for the Company’s continued enterprise customer acquisition strategy, validates the technical and operational scalability of the Agentic AI Platform, and creates reference architectures suitable for replication across customers, industries, and geographies in future periods.

2026 Customer Engagements

In 2026, the Company had a number of additional customer deployments, expansions of existing customer engagements, and new enterprise contracts, including the following:’

●	The Company entered into an agreement to deploy the Agentic AI Platform with one of Europe’s larger energy and utilities companies. The deployment is focused on enabling near real-time pricing synchronization across the customer’s commercial systems during month-end sales cycles, orchestrating and governing the customer’s existing system integrations without requiring replacement of core infrastructure. The engagement marked the Company’s expansion into regulated, mission-critical energy and utilities environments.
●	The Company deployed the Agentic AI Platform with a leading European insurance and asset management group to modernize and automate a high-volume, compliance-critical insurance back-office workflow. The deployment replaced a fully manual, document-intensive process with a governed agentic AI validation layer, fully integrated with the customer’s existing customer channels and core back-office systems, executed in alignment with the customer’s enterprise security, data privacy, and regulatory compliance standards.
●	‘The Company executed a contract with one of the world’s largest pharmaceutical and life sciences companies to automate and govern multiple compliance-critical and data-intensive business processes. Under the agreement, the Company is deploying the Agentic AI Platform to support regulatory monitoring, compliance reporting, and internal human resources operations, with full auditability across the reporting lifecycle and alignment with the regulatory standards applicable to global pharmaceutical organizations operating across multiple jurisdictions.
●	‘The Company entered into a contract with one of the world’s largest supermarket operators to deploy the Agentic AI Platform across the customer’s supplier invoice lifecycle. The deployment automates how supplier invoices are received, validated, and recorded across the customer’s finance systems, with the Agentic AI Platform’s agents operating continuously, processing invoices without manual intervention, and escalating exceptions for finance team review.
●	The Company deployed an agentic automated invoice processing solution for a leading European insurance group, representing a live, production implementation within a highly regulated financial environment. The deployment automates the full invoice processing workflow, including ingestion, processing, and system integration, operates on a scheduled basis with multiple daily processing cycles, and provides full auditability of each processing run.
●	The Company effectuated a full production deployment of the Agentic AI Platform with a Fortune Global 500 pharmaceutical company. ‘The Agentic AI Platform is operating in production across regulatory reporting and payroll workflows, with end-to-end integration with the customer’s ERP, human resources, inventory, and financial systems.’

Industry Diversification

Considering the six enterprise contracts executed in 2025 and the 2026 customer engagements, the Company’s customer base reflects a deliberate strategy of industry diversification. The Company has commercialized the Agentic AI Platform across pharmaceutical and life sciences, insurance and asset management, retail and supermarket operations, energy and utilities, commercial aviation, and with customers based primarily in Europe and operating across multiple regulatory jurisdictions. The Company believes that this diversification reduces dependence on any single industry, mitigates customer-concentration risk, and provides a foundation for cross-vertical product enhancement and customer reference development.

Results of Operations

Financial Overview

For the years ended December 31, 2025 and 2024, we generated revenues of $143,838 and $24,896, respectively, and reported a net loss of $2,371,546 and $1,001,095, respectively. We had negative cash flows used in operating activities of $1,944,156 and $927,368, respectively. As noted in our consolidated financial statements, as of December 31, 2025, we had an accumulated deficit of $5,424,034.

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the Year Ended December 31,
	2025	2024	Variance ($)	Variance (%)

Revenues	$143,838	$24,896	$118,942	478%
Cost of revenues	101,445	15,344	86,101	561%
Gross profit	42,393	9,552	32,841	344%

Operating expenses:
General and administrative expenses	769,980	324,042	445,938	138%
Research and development	—	44,307	(44,307)	(100)%
Sales and marketing	203,109	—	203,109	100%
Professional fees	1,377,716	642,298	735,418	114%
Total operating expenses	2,350,805	1,010,647	1,340,158	133%

Loss from operations	(2,308,412)	(1,001,095)	(1,307,317)	131%

Other expenses:
Financial expenses, net	(28,105)	—	(28,105)	(100)%
Other expenses, net	(28,105)	—	(28,105)	(100)%

Net loss before taxes	(2,336,517)	(1,001,095)	(1,335,422)	133%
Income tax provision	(35,029)	—	(35,029)	100%
Net loss	$(2,371,546)	$(1,001,095)	$(1,370,451)	137%

Revenues: For the twelve months ended December 31, 2025, the Company generated revenues of $143,838, compared to $24,896 for the twelve months ended December 31, 2024, representing an increase of 478%. This increase was primarily due to an increase in revenues from software license sales and related services in 2025.

Operating Expenses: Operating expenses increased to $2,350,805 for the year ended December 31, 2025, from $1,010,647 for the year ended December 31, 2024 — a 133% increase. The primary reason for the increase in operating expenses were increases in general and administrative, sales and marketing, and professional fees of $445,938 or 138%, $203,109 or 100%, and $735,418 or 114%, respectively and a decrease in research and development expenses of $44,307 or 100% due to the capitalization of the expenses.

Loss from Operations: The Company reported a loss from operations of $2,308,412 for the year ended December 31, 2025, compared to a loss of $1,001,095 for the year ended December 31, 2024, representing an increase of 131%. The primary reason for this was due to the increase in operating expenses during the current period.

The Company has historically funded its operations through a combination of equity issuances, debt financings, and, to a lesser extent, cash generated from operating activities. The Company’s principal uses of cash include funding research and development activities, sales and marketing investments, general and administrative expenses, working capital requirements, capital expenditures.

The Company’s future capital requirements will depend on numerous factors, including the rate of growth of the Agentic AI Platform business, the timing and size of future acquisitions pursuant to the Company’s M&A Program, working capital and capital expenditure needs, and the timing of cash flows from operations. The Company may seek to raise additional capital through equity issuances, debt financings, or other arrangements, although there can be no assurance that such financing will be available on favorable terms, or at all.

The Company’s M&A Program is expected to require ongoing access to capital. The Company expects to finance future acquisitions through the issuance of equity securities, the incurrence of indebtedness, or other forms of consideration. The use of any particular form of consideration will depend on the size and structure of the applicable acquisition, prevailing market conditions, and the Company’s overall capital structure and strategic objectives.

As of December 31, 2025, the Company had cash on hand of $77,200 and a working capital deficit of $5,557,828, compared to cash of $9,929 and a working capital deficit of $689,892 at December 31, 2024. The increase in the deficit was largely due to cash operating losses and expanded operations. Management is actively seeking investor funding and pursuing strategic alternatives, including a potential merger or combination with another operating company, to improve liquidity and financial position.

Cash Flows for the Years Ended December 31, 2025 and 2024

	For the Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,944,156)	$(927,368)
Investing activities	(1,931,604)	—
Financing activities	3,943,031	753,333
Net increase (decrease) in cash	$67,271	$(174,035)

Net cash used in operating activities was $1,944,156 for the year ended December 31, 2025, as compared to net cash used in operating activities of $927,368 for the year ended December 31, 2024, this increase was primarily due to the increases in general and administrative and professional fees expense.

Net cash used in investing activities was $1,931,604 for the year ended December 31, 2025, as compared to net cash used in operating activities of $0 for the year ended December 31, 2024, this increase was primarily due to the capitalization of research and development costs and purchase of property and equipment.

Net cash provided by financing activities was $3,943,031 for the year ended December 31, 2025, as compared to the net cash provided by investing activities of $753,333 for the year ended December 31, 2024. This increase is due to $1,100,000 in proceeds from sale of Class A common stock, $136,667 of receipts from subscriptions receivable and $2,706,364 in advance payables.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 3 to the financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Research and Development Costs

The Company capitalizes costs in accordance with ASC 985-20 “Software – Costs of Software To Be Sold, Leased, or Marketed.” Beginning January 1, 2025, as technological feasibility had been established, all internal software development costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the commencement of product sales. The amortization of these costs is included in cost of revenue over the estimated life of the products, which the Company has determined to be three years.

In 2024, the Company expensed research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including salaries and benefits of personnel directly engaged in R&D, materials and supplies used in the development process, third-party development costs, are charged to expenses as incurred.

Recently Issued Accounting Pronouncements

In 2024, the FASB issued Accounting Standards Update 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated herein and in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2026, the Board of Directors received a letter from Chaikin, Cohen, Rubin & Co. (“CCR”) resigning as the Company’s independent registered public accounting firm, effective as of March 10, 2026. The Board of Directors accepted CCR’s resignation as of March 25, 2026.

The resignation letter noted that CCR had to discontinue their engagement due to internal considerations on CCR’s part and their decision was entirely unrelated to the Company. CCR has served as the Company’s independent registered public accounting firm since June 1, 2025.

The report of CCR on the consolidated financial statements of the Company for the fiscal year ended December 31, 2024 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2024, and subsequent interim period through March 10, 2026, there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and CCR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to CCR’s satisfaction, would have caused CCR to make reference to the matter in its reports on the Company’s consolidated financial statements; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 25, 2026, the Board appointed Barzily & Co. (“Barzily”) to serve as the Company’s independent registered public accounting firm, effective as of March 18, 2026.

During the Company’s fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through March 18, 2026, neither the Company nor anyone on its behalf consulted Barzily regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by Barzily to the Company that Barzily concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the following material weakness:

●	We did not maintain a sufficient complement of personnel with the appropriate level of technical accounting expertise to support effective controls, compounded by limitations in our financial reporting system, which required extensive manual reconciliation processes that lacked sufficient review and documentation, and we relied on outsourced or part-time chief financial officer/controller arrangements.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 19, 2026, the Company filed a Certificate of Correction with the Secretary of State of the State of Nevada.

The Company previously filed, on January 29, 2024, with the Secretary of State of the State of Nevada a Certificate of Amendment (the “Stock Split Certificate of Amendment”) to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) which, among other things, purportedly effectuated a 4-for-1 forward split of the Company’s Class B common stock, purportedly resulting in the 10,000,000 shares of issued and outstanding Class B common stock being split into 40,000,000 shares of Class B common stock (the “Class B Forward Split”), but the Articles only authorized 10,000,000 shares of Class B common stock. The Company intended to include in the Stock Split Certificate of Amendment an increase of the number of authorized shares of common stock from 250,000,000 shares to 280,000,000 shares, and to increase the number of authorized shares of Class B common stock from 10,000,000 shares to 40,000,000 shares (collectively, the “Increase of Authorized Shares”). As a result of the Increase of Authorized Shares not being included in the Stock Split Certificate of Amendment, the number of shares Class B common stock purported to result from the Class B Forward Split exceeded the number of authorized shares of Class B common stock. On and following January 29, 2024 (the “Intended Issuance Date”), the Company operated as though the Stock Split Certificate of Amendment had included the Increase of Authorized Shares and was validly in effect, and as though the Increase of Authorized Shares was validly effectuated on the Intended Issuance Date.

As a result of the filing of the Certificate of Correction, the Stock Split Certificate of Amendment was amended, effective as of the Intended Issuance Date, to (i) increase the number of authorized shares of common stock from 250,000,000 shares to 280,000,000 shares, and (ii) increase the number of authorized shares of Class B common stock from 10,000,000 shares to 40,000,000 shares.

The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction, a copy of which is filed as Exhibit 3.9 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of May 28, 2026. Our directors are elected by our stockholders at each annual meeting and serve until their successors are elected and qualified. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Age	Position(s)
Darko Horvat	59	Chief Executive Officer and Chairman of the Board
Nevenka Cresnar Pergar	64	Director
Andrej Rucigaj	63	Director

Biographical information concerning our directors and executive officers listed above is set forth below.

Darko Horvat – Darko Horvat has served as our Chief Executive Officer and Chairman of the Board since September 2025. He brings more than three decades of international finance, capital markets, technology, and corporate leadership experience. Prior to joining the Company and for a period for more than five years, Mr. Horvat served as a private investor and as Executive Chairman of The Horvat Family Office. Recognized as a Young Global Leader by the World Economic Forum in Davos in 2010, he has built, scaled, managed and advised companies across industries and continents, while leading complex, high-value cross-border transactions. Mr. Horvat’s entrepreneurial journey began in Slovenia in 1989, where he launched new businesses and entered joint ventures with international corporations and financial institutions. In the early 1990s, he founded and built the country’s largest regulated closed-end fund management company, cementing his reputation as one of Europe’s leading financial innovators. By 1995, he had expanded into global markets, executing investments and transactions across the United States, Europe, Asia, and the Middle East. In 2002, he founded The Horvat Family Office, London, where he has served as Executive Chairman, overseeing investments across technology, pharmaceuticals, industrial conglomerates, and financial services. Over the course of his career, Mr. Horvat has structured multi-billion-dollar transactions, engineered pivotal exits, and guided companies through global expansion, IPOs, and complex corporate restructurings. He has also advised international investment firms on governance, strategy, and growth. Mr. Horvat holds a Bachelor of Science in Electrical Engineering from the University of Ljubljana, an MBA from Clemson University, and an honorary doctorate from the University of Haifa.

Nevenka Cresnar Pergar – Ms. Perger has served as a member of our Board since 2024. In addition, from May 2024 to September 2025, she also served as our interim President, Chief Executive Officer and Chairman of the Board. Ms. Pergar is the owner and director of NP Consulting, an independent advisory firm providing legal and business consultancy services. She has served in this capacity for over five years. She specializes in advising foreign investors on entering the Slovenian market and supports Slovenian companies in identifying and evaluating strategic investment opportunities. Her experience also includes working with foreign investors on major real estate development projects. Previously, she worked for one of the largest private equity funds in Slovenia and has held leadership roles on the supervisory boards of prominent companies such as the Port of Koper, European Architectural Systems, LUX (owners of Trimo Trebnje), and served as a non-executive director on the Board of Directors of NEPI. From 1998 to 2003, she was a member of two Slovenian governments, serving as Secretary General and later as Junior Minister for Public Administration, following her earlier role in the Ministry of Economy from 1988 to 1995. Mrs. Pergar holds a law degree from the University of Ljubljana and an MBA in finance from Clemson University, South Carolina, USA. She currently serves as a member of the Board of Governors and Chair of the Investment Committee at AmCham Slovenia and is a member of the Managers’ Association of Slovenia.

Andrej Rucigaj - Andrej Rucigaj has served as a member of our Board since 2023. Mr. Rucigaj has been a private investor for over five years, and is a visionary investment executive and accomplished C-suite leader with over 25 years of global experience in private equity, corporate restructuring, and strategic advisory. Renowned for his expertise in high-value and tech-driven investments, he has successfully led complex, multi-million-euro transactions and driven business transformations across Switzerland, Germany, the UK, the Netherlands, and Southeastern Europe. Currently focused on strategic investments in AI-powered enterprises, Andrej leverages his deep financial insight to identify and scale emerging technology ventures. His core strengths include private equity, venture capital, mergers and acquisitions, strategic exits, and global portfolio management, with a focus on the energy, industrials, and technology sectors. A trusted board-level advisor, he is known for his leadership in corporate governance and cross-border investment strategies. Andrej holds an MBA from INSEAD and a B.Sc. in Electrical Engineering from ETH Zurich.

Family Relationships. There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings. None of our directors or executive officers has been involved in any of the following events during the past 10 years:

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

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Mr. Horvat has served as our Chairman of the Board and Chief Executive Officer since September 2025. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Horvat is the appropriate leadership structure for our Company at this time. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into the financial category. The Board oversees management of financial risks, and our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Ms. Perger does not have a material relationship with us that could compromise her ability to exercise independent judgment in carrying out her responsibilities and that Ms. Perger is “independent” as that term is defined under the listing standards of Nasdaq.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. In the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board. Until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate plans to establish an audit committee and attract an independent director who will qualify as an audit committee financial expert.

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board or to individual directors, as applicable. Such communications should be addressed to:

Global AI, Inc. Board of Directors

c/o Global AI, Inc.

110 Front Street, Suite 300

Jupiter, FL 33477

The Board has instructed the Chairman to promptly forward all communications so received to the full Board or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Chairman will:

●	Forward the communication to the director or directors to whom it is addressed;
●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a stock-related matter; or
●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or is otherwise improper.

Code of Ethics. The Company adopted the Code of Ethics and Business Conduct (the “Code of Ethics”), which applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics is available on our website at investors.global.ai/.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Arrangements and Policies. We have adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy has been filed with the SEC and is available on our website at investors.global.ai/. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Anti-Hedging Policy. Under the terms of our Insider Trading Policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of our “named executive officers” (as defined in Regulation S-K Item 402(m)), during the last two fiscal years.

2025 Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Darko Horvat, Chief Executive Officer (1)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
Nevenka Cresnar Pergar, Former Interim Chief Executive Officer (2)	2025	-	-	-	-	-	-	-	-
	2024	62,100	-	-	-	-	-	-	62,100

(1)	Mr. Horvat was appointed Chief Executive Officer on September 12, 2025.
(2)	Ms. Pergar ceased to be an executive officer of the Company on September 12, 2025.

Narrative Description of Named Executive Officer Compensation

The named executive officers did not receive any compensation for their services as executive officers in 2025. For information regarding Ms. Perger’s compensation for her services as a director, see “Director Compensation.”

On September 19, 2025, the Company and Mr. Horvat entered into the Horvat Agreement, effective as of September 1, 2025. Pursuant to the terms of the Horvat Agreement, the Company agreed to pay Mr. Horvat an initial annual base salary of $650,000. Mr. Horvat was also eligible for annual incentive compensation targeted at 50% of base salary, subject to performance against key performance indicators established by the Board of Directors.

The Horvat Agreement also provided for equity incentives, including:

●	Time-based stock option grant equal to 2.5% of outstanding equity, vesting over four years with a one-year cliff;
●	Milestone-based stock option grant equal to 2.5% of outstanding equity, vesting over four years upon achievement of performance milestones; and
●	Market capitalization restricted stock unit milestone grants, with awards valued at $18.75 million to $37.5 million upon achievement of certain market capitalization thresholds, subject to Board approval and liquidity conditions.

In addition, Mr. Horvat was entitled to a sale bonus equal to 1% of enterprise value upon consummation of a qualifying change of control transaction with a pre-determined enterprise value.

Shortly after entering into the Horvat Agreement, the Company and Mr. Horvat determined that they wished to terminate the Horvat Agreement, although Mr. Horvat would continue to serve as a non-employee Chief Executive Officer. The Company and Mr. Horvat memorialized this understanding in the Horvat Termination Agreement, dated as of May 13, 2026, by and between the Company and Mr. Horvat. Pursuant to the Horvat Termination Agreement, the termination of the Horvat Agreement was deemed effective as of September 19, 2025.

Mr. Horvat continued to serve as Chief Executive Officer following termination of the Horvat Agreement and entry into the Termination Agreement.

Outstanding Equity Awards at 2025 Fiscal Year End. There were no outstanding equity awards as of December 31, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. If options are to be granted, the Board generally would seek to grant annual stock option awards after its Annual Report on Form 10-K has been filed. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Director Compensation

Except as set forth below, we did not pay any compensation or make any equity awards or non-equity awards to any of our non-employee directors during fiscal year 2025. Directors may be reimbursed for travel and other expenses directly related to their activities as directors. Directors who also serve as employees receive no additional compensation for their service as directors.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Total ($)
Nevenka Cresnar Pergar	70,398	(1)	-	70,398	(1)

(1)	Represents fees earned for services provided as a member of the Board.

Global Equity Incentive Plan (2026)

On January 30, 2026, the Board and the Company’s majority stockholder approved the Equity Plan. The Equity Plan provides for the grant of equity-based awards to employees, directors and other service providers of the Company and its affiliates. A total of 15,000,000 shares of the Company’s Class A common stock has been reserved for issuance under the Equity Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 28, 2026, certain information with respect to the beneficial ownership of shares of our Class A common stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock, (ii) each director or nominee for director of our Company, (iii) each of the named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Named Executive Officers and Directors:
Darko Horvat	82,327,864	(3)	53.16%
Nevenka Cresnar Pergar	400,000		*
Andrej Rucigaj	-		*
Executive Officers and Directors as a Group (3 persons)	82,727,864	(3)	53.42%

Other 5% Stockholders:
Danko Djunic	11,400,000		9.92%
GlobalTI Tech Investment GmbH	11,400,000		9.92%
Marktflagge GmbH	14,600,000		12.71%
Puma Brandenburg Ventures Limited	15,400,000		13.41%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(2)	Percent of class is calculated on the basis of 114,862,024 shares of Class A common stock outstanding on May 28, 2026. As of May 28, 2026, there were 40,000,000 shares of Class B common stock outstanding. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder.

(3)	Represents (i) 42,327,864 shares of Class A common stock, and (ii) 40,000,000 shares of Class B common stock. The Class A common stock and the Class B common stock vote together as a single class on all matters, including the election of directors. Each share of Class A common stock has one vote per share and each share of Class B common stock has 50 votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

As of December 31, 2025, we did not have any compensation plans under which equity securities were authorized for issuance. On January 30, 2026, the Board and our majority stockholder approved the Equity Plan. The Equity Plan provides for the grant of equity-based awards to employees, directors and other service providers of the Company and its affiliates. A total of 15,000,000 shares of the Company’s Class A common stock has been reserved for issuance under the Equity Plan. As of May 28, 2026, there were 12,300,000 shares of Class A common stock available for award under the Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Under Item 404 of Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiary were or are a party, or in which we or our subsidiary were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our Board of Directors for its consideration.

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2025 and 2024, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2025, and 2024, the Company had an outstanding balance of $4,909,270 and $390,000, respectively, due to funds received from a related party and amounts paid directly by the related party to subcontractors and other service providers of the Company. The Company is in discussions with the related party as to formalizing an agreement related to services performed on behalf of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Ms. Perger does not have a material relationship with us that could compromise her ability to exercise independent judgment in carrying her responsibilities and that Ms. Perger is “independent” as that term is defined under the listing standards of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CCR served as the Company’s independent registered public accounting firm until March 10, 2026. Effective March 25, 2026, the Board appointed Barzily to serve as the Company’s independent registered public accounting firm.

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the Board of Directors. The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.

In the Board’s review of audit and non-audit services performed by the Company’s independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged, by our independent registered public accounting firm in 2025 and 2024 were approved by the Board of Directors.

The following table shows the fees that were billed for the audit and other services provided by Barzily and CCR for the fiscal years ended December 31, 2025 and 2024:

	Barzily		CCR
	2025	2024	2025	2024
Audit Fees (1)	$54,000	$-	$-	$65,000
Audit-related Fees (2)	-	-	-	-
Tax Fees (3)	-	-	-	-
All Other Fees (4)	-	-	-	5,200

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

(2) Audit-Related Fees: This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” No audit-related fees were billed by our independent registered public accounting firm for the fiscal years ended December 31, 2025 or 2024.

(3) Tax Fees: This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. No tax fees were billed by our independent registered public accounting firm for the fiscal years ended December 31, 2025 or 2024.

(4) All Other Fees: This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” below and are included beginning on page F-1 hereto.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits

We hereby file as part of this annual report the exhibits listed in the Exhibit Index immediately preceding the signature page hereto. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Global AI, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global AI, Inc. and its subsidiaries (“the Company”) as of December 31, 2025 and 2024, the related consolidated statement of operations and comprehensive income, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the financial statements, the Company has restated its previously issued 2024 consolidated financial statements to correct a misstatement.

Reaudit of 2024 Financial Statements

The consolidated financial statements of the Company as of and for the year ended December 31, 2024, before the effects of the restatement described in Note 1, were previously audited by another independent registered public accounting firm.

Subsequent to our appointment as the Company’s independent registered public accounting firm, we performed a reaudit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024 in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). We have obtained sufficient appropriate audit evidence to support our opinion on the 2024 consolidated financial statements included herein.

Accordingly, our opinion on the accompanying consolidated financial statements as of and for the year ended December 31, 2024 is based solely on our audit procedures and reaudit procedures, and not on the report of the predecessor auditor

Going concern

The accompanying financial statements are presented on a going-concern basis. As discussed in Note 2 to the consolidated financial statements, the Company does not have sufficient existing cash resources to fund its current limited operations. The Company has suffered losses from operations, has a working capital deficiency and cash used in operating activities. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding to these matters are also described in Note 2. The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of Software Development Costs

As described in Note 1 to the financial statements, the Company capitalizes certain costs associated with the Software development of its proprietary software platform once technological feasibility has been established. For the year ended December 31, 2025, the Company capitalized $3,664,957 of Software development costs.

Significant judgment required by management in determining:

●	the point at which technological feasibility is achieved, and
●	whether costs incurred subsequent to that point qualify for capitalization.

This determination involves subjective assessments of project progress, technical milestones, and the nature of activities performed, which directly impact the timing and amount of expense recognition.

How the Matter Was Addressed in the Audit:

Our audit procedures related to the capitalization of software development costs included, among others:

●	Evaluating management’s policies for capitalization and assessing their consistency with applicable accounting standards.
●	Assessing the determination of technological feasibility by reviewing project documentation, Consulted with in house leader in the field, holding discussions with engineering and product personnel and evaluating whether feasibility was established in accordance with the Company’s stated policy.
●	Testing a sample of capitalized costs by examining underlying agreements with contractors and payments, evaluating whether activities performed were directly attributable to development efforts and assessing whether such costs were incurred after technological feasibility.
●	Evaluating the completeness and accuracy of capitalization cut-off, including comparing capitalized costs to project timelines and release dates.
●	Assessing disclosures in the financial statements for adequacy and consistency with the underlying accounting.

We have served as the Company’s auditors since 2026.

/s/ Barzily and Co. CPA’s
BARZILY AND CO., CPA’s
Jerusalem, Israel
May 28, 2026

GLOBAL AI, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
	(Restated)
ASSETS:
Current Assets:
Cash	$77,200	$9,929
Accounts receivable, net	124,778	29,128
Prepaid Expenses	113,665	—
Total current assets	315,643	39,057

Long-term deposit	703	—
Property and equipment, net	67,397	—
Capitalized research and development costs	3,664,957	—
TOTAL ASSETS	$4,048,700	$39,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$591,104	$299,918
Advance payable – related party	4,909,270	390,000
Deferred revenue	98,932	—
Accrued expenses	231,128	30,923
Current tax liabilities	43,037	8,108
Total current liabilities	5,873,471	728,949

TOTAL LIABILITIES	5,873,471	728,949

STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 240,000,000 shares authorized; 114,898,024 and 114,348,024 issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	114,898	114,348
Class B common stock, $0.001 par value; 40,000,000 shares authorized; 40,000,000 issued and outstanding as of December 31, 2025, and December 31, 2024	40,000	40,000
Additional paid-in capital	3,444,365	2,208,248
Accumulated deficit	(5,424,034)	(3,052,488)
TOTAL STOCKHOLDERS’ DEFICIT	(1,824,771)	(689,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,048,700	$39,057

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Revenues:
Revenues	$143,838	$24,896

Cost of revenues	101,445	15,344
Gross Profit	42,393	9,552

Operating expenses:
General and administrative expenses	769,980	324,042
Research and development	—	44,307
Sales and marketing	203,109	—
Professional fees	1,377,716	642,298
Total Operating Expenses	2,350,805	1,010,647

LOSS FROM OPERATIONS	(2,308,412)	(1,001,095)

Other expenses:
Financial expenses, net	(28,105)	—
Total Other Expense, net	(28,105)	—

Net loss before taxes	(2,336,517)	(1,001,095)
Income tax expense	35,029	—
Net loss	$(2,371,546)	$(1,001,095)

Net loss per share (Class A and Class B), basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding (Class A and Class B), basic and diluted	154,862,024	154,348,024

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AI, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	114,348,024	114,348	40,000,000	40,000	2,344,915	(136,667)	(3,052,488)	(689,892)
Common stock issued in offering	550,000	550	—	—	1,099,450	—	—	1,100,000
Cash received from subscription receivable	—	—	—	—	—	136,667	—	136,667
Net Loss	—	—	—	—	—	—	(2,371,546)	(2,371,546)
Balance as of December 31, 2025	114,898,024	114,898	40,000,000	40,000	3,444,365	—	(5,424,034)	(1,824,771)

	Class A Common Stock		Class B Common Stock		Additional Paid	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	114,348,024	114,348	40,000,000	40,000	2,344,915	(500,000)	(2,051,393)	(52,130)
Cash received from subscription receivable	—	—	—	—	—	363,333	—	363,333
Net Loss	—	—	—	—	—	—	(1,001,095)	(1,001,095)
Balance as of December 31, 2024 (Restated)	114,348,024	114,348	40,000,000	40,000	2,344,915	(136,667)	(3,052,488)	(689,892)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,371,546)	$(1,001,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,453	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(95,650)	(29,128)
(Increase) decrease in prepaid expenses	(113,665)	1,095
Increase in accounts payable and accrued liabilities	625,252	98,751
Increase in payroll taxes payable	—	3,009
Net cash used in operating activities	$(1,944,156)	$(927,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of research and development costs	(1,852,051)	—
Increase in restricted deposit	(703)
Purchase of property and equipment	(78,850)	—
Net cash used in investing activities	$(1,931,604)	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Class A common stock	1,100,000	—
Increase in advance payable – related party	2,706,364	390,000
Proceeds from subscription receivable	136,667	363,333
Net cash provided by financing activities	$3,943,031	$753,333

Net increase (decrease) in cash and cash equivalents	67,271	(174,035)
Cash and cash equivalents, beginning of the year	9,929	183,964
Cash and cash equivalents, end of the year	$77,200	$9,929

Supplemental disclosures for cash flow information:
Cash paid during the year for interest	$—	$—

Non-cash transactions:
Suppliers paid through advance payable - related party	$1,812,906	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On September 12, 2023, Ingenious Investment AG purchased, from its own funds, from existing shareholders of the Company, in a series of private transactions, a total of 99,777,864 shares of the Company’s Class A common stock, representing 92.7% of the outstanding shares of the Company’s Class A common stock at such time.

In October 2023, the Company changed its name to Global AI, Inc.

On February 6, 2024, Ingenious Investment AG transferred an aggregate of 58,988,932 shares of Series A common stock. As a result of such transfers:

•	Darko Horvat, our current Chief Executive Officer and Chairman of the Board and a significant stockholder of the Company, acquired 16,388,932 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock;
•	Nevenka Cresnar Pergar, a current member of our Board, acquired 400,000 shares of Class A common stock;
•	Each of Danko Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH acquired 11,400,000 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock; and
•	Weiss Media GmbH acquired 8,000,000 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock.

Messrs. Horvat and Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH continue to be significant stockholders of the Company.

On November 1, 2023, the Company issued 10,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000). On November 20, 2023, the Company issued an additional 10,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000).

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. On September 5, 2025, the Company established a subsidiary in Romania named GLOBAL AI RO Ltd.

On January 24, 2025, Ingenious Investment AG sold 25,938,932 shares of Class A common stock and 20,000,000 shares of Class B common stock to Mr. Horvat. As a result of this transaction, Mr. Horvat held 42,327,864 shares of Class A common stock, representing approximately 53% of our total outstanding shares of Class A common stock. In addition, following this transaction, Mr. Horvat held (and, as of May 28, 2026, continued to hold) 40,000,000 shares of our Class B common stock. Each share of Class B common stock has 50 votes per share and is convertible into one share of Class A common stock at the option of the holder. Accordingly, following the closing of this transaction, as a result of Mr. Horvat’s Class B common stock ownership, Mr. Horvat, acting alone, was able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.

The Company is engaged in the development and commercialization of an enterprise-grade agentic artificial intelligence (“AI”) platform (the “Agentic AI Platform”) and a suite of related agentic AI products. The Agentic AI Platform is designed to enable enterprises to discover, deploy, govern, measure, and continuously improve agentic AI-driven business operations across a broad range of industries, including regulated sectors such as banking, financial services, insurance, healthcare, and life sciences.

In parallel with its internal product development and organic growth, the Company has implemented a strategic mergers and acquisitions (“M&A”) program (the “M&A Program”), focused on identifying, acquiring, integrating, and further developing AI-based technology companies and assets. The Company’s M&A Program is concentrated on companies operating in agentic AI and adjacent AI technologies serving enterprises, institutions, and industries.

The Company believes that its combined strategy of organic product development and growth, together with strategic acquisitions through its M&A Program, will enable it to accelerate growth, broaden its addressable market, deepen its competitive position in the agentic AI sector, and create long-term value for its stockholders. There can be no assurance, however, that the Company will identify suitable acquisition targets, complete any contemplated acquisitions on favorable terms, or at all, or successfully integrate acquired businesses.

The Company’s stock is quoted on the OTCQB tier of the OTC Markets under the symbol “GLAI.”

Restatement

The Company has restated the consolidated financial statements at December 31, 2024 in order to correct certain balances previously recorded. Certain payments by an investor were initially classified as part of payments in respect of a previously signed investment agreement. Management determined that a portion of those funds were not related to the aforementioned investment agreements and were subsequently recorded as Advances Payable – Related Party.

In addition, the Company had previously presented all the classes of common stock as one line item on the consolidated balance sheet. As the shares of Class B common stock have different voting rights, the Company has determined that the two classes of common shares should be presented separately on the consolidated balance sheet.

Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Advance payable – related party	—	390,000	390,000
Class A common stock	154,348	(40,000)	114,348
Class B common stock	—	40,000	40,000
Additional paid-in capital	2,598,248	(390,000)	2,208,248

Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Cash flows from financing activities
Increase in advance payable - related party	—	390,000	390,000
Proceeds from subscription receivable	753,333	(390,000)	363,333

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Global AI Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as issued by the Financial Accounting Standards Board (“FASB”) and codified in the Accounting Standards Codification (“ASC”). These financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2025, and the results of its operations and cash flows for the years ended December 31, 2025, and 2024.

These financial statements have been audited by an independent registered public accounting firm, as stated in their report included herein. The Company’s fiscal year ends on December 31.

Use of Estimates

The financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the capitalization of research and development costs and the valuation allowance on deferred tax assets/liabilities.

Functional Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, “Foreign Currency Matters”. The functional currency of the Company and its subsidiaries is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The accompanying financial statements have been expressed in U.S. dollars. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company did not have any cash equivalents as of December 31, 2025, or December 31, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2025, and 2024 was $11,453 and $0, respectively. Depreciation expense is included in capitalized research and development costs in the accompanying consolidated balance sheet.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of monies owed to vendors and may contain estimates for services provided but not billed within the normal course of business.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company’s primary revenue is derived from developing and searching for AI based products, solutions, and services for its customers. Revenue is generally recognized over time, typically upon completion of services, which is the point at which control transfers to the customer.

Research and Development Costs

The Company capitalizes costs in accordance with ASC 985-20 “Software – Costs of Software To Be Sold, Leased, or Marketed.” Beginning January 1, 2025, as technological feasibility had been established, all internal software development costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. Management has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the commencement of product sales. The amortization of these costs is included in cost of revenue over the estimated life of the products, which the Company has determined to be three years. The Company evaluates the capitalized research and development costs once a year to determine if any impairment has occurred. The Company determined that there was no impairment to the value of the capitalized research and development costs as of December 31, 2025.

In 2024, the Company expensed research and development costs as incurred. Research and development activities primarily include the design, development, and testing of new products, technologies, or significant improvements to existing products. Costs incurred in connection with these activities, including salaries and benefits of personnel directly engaged in R&D, materials and supplies used in the development process, third-party development costs, were charged to expenses as incurred.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

Related Party Transactions

The Company follows ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions. See Note 3 for details of related party transactions.

Basic and Diluted Net Income (Loss) per Common Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of Class A common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of Class A common shares outstanding for the period and, if diluted, potential Class A common shares outstanding during the period. Potentially dilutive securities consist of the incremental Class A common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at December 31, 2025, or 2024.

Recently Issued Accounting Pronouncements

The Company evaluates the impact of newly issued accounting pronouncements by the “FASB” and other standard-setting bodies on an ongoing basis, and adopts those that are applicable as of their effective dates.

In 2024, the FASB issued Accounting Standards Update 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, the Company incurred a net loss of $2,371,546 and used $1,944,156 of cash in operating activities. As of December 31, 2025, the Company had negative working capital of $5,557,828 and a stockholders’ deficit of $1,824,771. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

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

Note 3 –Related Party Transactions

As of December 31, 2025, and 2024, the Company had an outstanding balance of $4,909,270 and $390,000, respectively, due to funds received from a related party and amounts paid directly by the related party to subcontractors and other service providers of the Company. The Company is in discussions with the related party as to formalizing an agreement related to services performed on behalf of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

The Company recorded director fees in the amount of $70,398 and $62,100 for the years ended December 31, 2025 and 2024, respectively. The Company received services from a director in the amount of $173,337 during the year ended December 31, 2025, which are included in general and administrative expenses in the consolidated statement of operations.

Accounts payable as of December 31, 2024 included a balance of $32,960 due to a director.

Note 4 – Stockholders’ Deficit

As of December 31, 2025 and 2024, the Company had 280,000,000 authorized shares of common stock, consisting of (i) 240,000,000 shares of Class A common stock, $0.001 par value per share, and (ii) 40,000,000 shares of Class B common stock, $0.001 par value per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters, including the election of directors.

Class A Common Stock

As of December 31, 2025, and 2024, the Company had 114,898,024 and 114,348,024 shares, respectively, of Class A common stock issued and outstanding. Each share of Class A common stock has one vote per share.

Class B Common Stock

As of December 31, 2025, and 2024, the Company had 40,000,000 shares of Class B common stock issued and outstanding. Each share of Class B common stock has 50 votes per share.

Shares issued in offering

On January 28, 2025, the Company entered into securities purchase agreements with an investor, pursuant to which the Company agreed to sell and issue an aggregate of 550,000 shares of Class A common stock at a purchase price of $2.00 per share for aggregate proceeds to the Company of $1,100,000.

Note 5 – Commitments and Contingencies

From time to time, the company may be involved in asserted claims arising out of our operations in the normal course of business. As of December 31, 2025, and 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 6 – Income Taxes

The Company estimated NOL carry-forwards for Federal and State income tax purposes of $8,298,331 and $7,661,483 as of December 31, 2025, respectively, and $2,241,328 and $1,604,480 for federal and state as of December 31, 2024, respectively. Foreign NOL carryforwards consisted of $0 for Israel and $27,481 for Romania as of December 31, 2025, and $34,755 for Israel and $0 for Romania as of December 31, 2024. The year-over-year change reflects the full utilization of the Israel NOL carryforward and the generation of a new NOL in Romania during 2025. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax assets was not considered more likely than not to be realized and accordingly, the potential tax benefits of the deferred tax assets are fully offset by a full valuation allowance. The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Software development costs	(920,889)
Net operating loss carryforwards	$2,079,938	$549,202
Total deferred tax assets	1,159,049	549,202

Valuation allowance	(1,159,049)	(549,202)
Net deferred tax assets (liabilities)	$—	—

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Year Ended December 31,
	2025		2024
	%	Amount	%	Amount
U.S. federal statutory tax rate	21.00%	$(476,299)	21.00%	$(210,230)
State and local income tax, net of federal income tax effect
Florida income tax	4.58%	(103,934)	4.34%	(43,161)
NOL true-up	(0.07)%	1,510	0.00%	—
Change in state valuation allowance	(4.52)%	102,424	(4.34)%	43,161
Foreign tax effects
Israel	(0.13)%	3,046	0.00%	—
Romania	0.13%	(3,023)	0.00%	—
Changes in valuation allowances	(22.57)%	511,819	(20.98)%	210,052
Nontaxable or nondeductible items	(0.01)%	181	(0.02)%	178
Other adjustments	0.03%	(695)	0.00%	—
Income tax expense	(1.54)%	$35,029	0.00%	—

Income tax expense consists of the following for the years ending December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Current income tax (benefit) expense
Federal	$—	$—
State	—	—
Israel	35,029	—
Romania	—	—
	$35,029	$—

Note 7 – Subsequent Events

The Company has evaluated subsequent events through May 28, 2026, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended December 31, 2025.

Stock Option Grants

On April 6, 2026, the Company granted an aggregate of 2,700,000 options to purchase shares of the Company’s Class A common stock to certain consultants as compensation for services rendered. The options, which have a -year term and an exercise price of $0.5491 per share, vest with respect to 25% of the option on April 7, 2027. The remaining 75% vest on a quarterly basis thereafter, such that upon the lapse of each applicable quarter, a number of shares equal of 6.25% of the shares underlying the option will vest. In each case, vesting assumes the optionee continues to be a service provider on the relevant date.

Certificate of Correction

On May 19, 2026, the Company filed a Certificate of Correction with the Secretary of State of the State of Nevada.

The Company previously filed, on January 29, 2024, with the Secretary of State of the State of Nevada a Certificate of Amendment (the “Stock Split Certificate of Amendment”) to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) which, among other things, purportedly effectuated a 4-for-1 forward split of the Company’s Class B common s, purportedly resulting in the 10,000,000 shares of issued and outstanding Class B common stock being split into 40,000,000 shares of Class B common stock (the “Class B Forward Split”), but the Articles only authorized 10,000,000 shares of Class B common stock. The Company intended to include in the Stock Split Certificate of Amendment an increase of the number of authorized shares of common stock from 250,000,000 shares to 280,000,000 shares, and to increase the number of authorized shares of Class B common stock from 10,000,000 shares to 40,000,000 shares (collectively, the “Increase of Authorized Shares”). As a result of the Increase of Authorized Shares not being included in the Stock Split Certificate of Amendment, the number of shares Class B common stock purported to result from the Class B Forward Split exceeded the number of authorized shares of Class B common stock. On and following January 29, 2024 (the “Intended Issuance Date”), the Company operated as though the Stock Split Certificate of Amendment had included the Increase of Authorized Shares and was validly in effect, and as though the Increase of Authorized Shares was validly effectuated on the Intended Issuance Date.

As a result of the filing of the Certificate of Correction, the Stock Split Certificate of Amendment was amended, effective as of the Intended Issuance Date, to (i) increase the number of authorized shares of common stock from 250,000,000 shares to 280,000,000 shares, and (ii) increase the number of authorized shares of Class B common stock from 10,000,000 shares to 40,000,000 shares.

EXHIBIT INDEX

Exhibit No.	Exhibit Type

3.1	Articles of incorporation of the registrant dated January 6, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.2	Certificate of amendment to articles of incorporation of the registrant dated September 21, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.3	Certificate of change to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.4	Certificate of amendment to articles of incorporation of the registrant dated November 14, 2012 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2021).

3.5	Certificate of amendment to articles of incorporation of the registrant dated August 20, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2013).

3.6	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2023).

3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Global AI, Inc., dated January 29, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2024).

3.8	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-163439) filed with the Commission on December 2, 2009).

3.9*	Certificate of Correction, dated May 19, 2026.

10.1	Share Purchase Agreement, dated as of December 31, 2024, by and among the registrant, Tectu Biz Ltd. and certain of its shareholders as identified therein (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2025).

10.2†	Executive Employment Agreement, dated as of August 15, 2025, between Global AI Inc. and Scott Clark (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2025).

10.3	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2025).

30

10.4*** †	Executive Employment Agreement, dated as of September 19, 2025, between Global AI Inc. and Darko Horvat (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 26, 2025).

10.5	Termination and Release Agreement, dated as of November 12, 2025, by and among the registrant, Tectu Biz Ltd. and certain of its shareholders as identified therein (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2025).

10.6†	Global AI, Inc. Global Equity Incentive Plan (2026) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2026).

10.7	Termination and Release Agreement, dated as of May 13, 2026, by and between the registrant and Darko Horvat (incorporated by referenced to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2026).

14.1*	Code of Ethics and Business Conduct.

16.1	Letter from Chaikin, Cohen, Rubin & Co., dated March 25, 2026 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2026).

19.1*	Insider trading policy.

21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer (Section 302)

31.2*	Certification of Principal Financial Officer (Section 302)

32.1**	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Certain portions of this exhibit have been redacted as they are both not material and are of the type of information that the registrant treats as private or confidential. The omissions have been indicated by “[***]”. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

† Management contract, compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI, Inc.

/s/ Darko Horvat
Date: May 28, 2026	Darko Horvat
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Darko Horvat	Chief Executive Officer and Chairman of the Board	May 28, 2026
Darko Horvat	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Nevenka Cresnar Pergar	Director	May 28, 2026
Nevenka Cresnar Pergar

/s/ Andrej Rucigaj	Director	May 28, 2026
Andrej Rucigaj

32