Form 10-Q
period 2026-03-31
Global AI, Inc.
filed 2026-06-03
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule- 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2026
Class A common stock, $0.001 par value	114,898,024

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These “forward-looking statements” can be identified by use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Quarterly Report on Form 10-Q, and our most recently Annual Report on Form 10-K, as the same may be updated from time to time, carefully. Although management believes that the assumptions underlying the forward-looking statements are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for the purposes for the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in the economy, legislative changes, changes in the industry, technological developments and changes and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact transpire. You are cautioned not to place reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

When used in this Quarterly Report on Form 10-Q, the terms “Global AI”, the “Company”, “we,” “our,” and “us” refers to Global AI, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$26,255	$77,200
Accounts receivable, net	128,454	124,778
Prepaid expenses and other current assets	110,866	113,665
Total current assets	265,575	315,643

Long-term deposit	692	703
Property and equipment, net	86,497	67,397
Capitalized research and development costs	3,789,942	3,664,957

TOTAL ASSETS	$4,142,706	$4,048,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$667,733	$591,104
Advance payable – related party	5,561,899	4,909,270
Deferred revenue	172,548	98,932
Accrued expenses	299,238	231,128
Current tax liabilities	43,207	43,037
Total current liabilities	6,744,625	5,873,471

TOTAL LIABILITIES	6,744,625	5,873,471

STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 240,000,000 shares authorized; 114,898,024 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	114,898	114,898
Class B common stock, $0.001 par value; 40,000,000 shares authorized; 40,000,000 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	40,000	40,000
Additional paid-in capital	3,444,365	3,444,365
Accumulated deficit	(6,201,182)	(5,424,034)
TOTAL STOCKHOLDERS’ DEFICIT	(2,601,919)	(1,824,771)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,142,706	$4,048,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL AI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
	2026	2025
Revenues:
Revenues	$44,747	$35,704

Operating expenses:
Cost of revenues	31,449	23,293
Amortization of capitalized research and development costs	305,413	-
General and administrative expenses	193,773	112,387
Research and development	47,822	-
Sales and marketing	180,620	37,302
Professional fees	80,656	571,873
Total Operating Expenses	839,733	744,855

LOSS FROM OPERATIONS	(794,986)	(709,151)

OTHER INCOME (EXPENSE):
Financial income (expenses), net	17,838	(13,067)
Total Other Income (Expense)	17,838	(13,067)

Net loss before taxes	(777,148)	(722,218)
Income tax provision	-	15,560
Net loss	$(777,148)	(737,778)

Net loss per share (Class A and Class B common stock), basic and diluted	$(0.005)	(0.005)
Weighted average shares outstanding (Class A and Class B common stock), basic and diluted	154,898,024	154,731,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL AI, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2025	114,898,024	114,898	40,000,000	40,000	3,444,365	(5,424,034)	(1,824,771)
Common stock issued in offering
Net loss	—	—	—	—	—	(777,148)	(777,148)
Balance as of March 31, 2026	114,898,024	114,898	40,000,000	40,000	3,444,365	(6,201,182)	(2,601,919)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2024	114,348,024	114,348	40,000,000	40,000	2,598,248	(3,052,488)	(299,892)
Common stock issued in offering	550,000	550	—	—	1,099,450	—	1,100,00
Net loss	—	—	—	—	—	(737,778)	(737,778)
Balance as of March 31, 2025	114,898,024	114,898	40,000,000	40,000	3,697,698	(3,790,266)	62,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL AI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(777,148)	$(737,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,268	389
Amortization of capitalized research and development costs	305,413	-
Foreign exchange differences	181	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,676)	29,108
Decrease (increase) in prepaid expenses and other current assets	2,799	(43,804)
Increase in accounts payable and accrued liabilities	144,739	262,009
Increase in deferred revenues	73,616	-
Increase in current tax liability	-	15,560
Net cash used in operating activities	$(244,808)	$(474,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in long-term deposit	-	(22,862)
Capitalized research and development costs	(430,398)	(522,626)
Purchase of property and equipment	(28,368)	(14,935)
Net cash used in investing activities	$(458,766)	$(560,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in advance payable – related party	652,629	8,000
Proceeds from sale of Class A common stock	-	1,100,000
Net cash provided by financing activities	$652,629	$1,108,000

Net (decrease) increase in cash and cash equivalents	(50,945)	73,061
Cash and cash equivalents, beginning of the year	77,200	9,929
Cash and cash equivalents, end of the year	$26,255	$82,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global AI, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

In October 2023, the Company changed its name to Global AI, Inc.

On February 6, 2024, Ingenious Investment AG transferred an aggregate of 58,988,932 shares of Series A common stock. As a result of such transfers:

●	Darko Horvat, our current Chief Executive Officer and Chairman of the Board and a significant stockholder of the Company, acquired 16,388,932 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock;
●	Nevenka Cresnar Pergar, a current member of our Board, acquired 400,000 shares of Class A common stock;
●	Each of Danko Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH acquired 11,400,000 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock; and
●	Weiss Media GmbH acquired 8,000,000 shares of Class A common stock, representing over 5% of our then-outstanding Class A common stock.

Messrs. Horvat and Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH continue to be significant stockholders of the Company.

On November 1, 2023, the Company issued 10,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000). On November 20, 2023, the Company issued an additional 10,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.025 per share (representing an aggregate purchase price of $500,000).

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. On September 5, 2025, the Company established a subsidiary in Romania named GLOBAL AI RO Ltd.

On January 24, 2025, Ingenious Investment AG sold 25,938,932 shares of Class A common stock and 20,000,000 shares of Class B common stock to Mr. Horvat. As a result of this transaction, Mr. Horvat held 42,327,864 shares of Class A common stock, representing approximately 53% of our total outstanding shares of Class A common stock. In addition, following this transaction, Mr. Horvat held (and, as of June 3, 2026, continued to hold) 40,000,000 shares of our Class B common stock. Each share of Class B common stock has 50 votes per share and is convertible into one share of Class A common stock at the option of the holder. Accordingly, following the closing of this transaction, as a result of Mr. Horvat’s Class B common stock ownership, Mr. Horvat, acting alone, was able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as issued by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended March 31, 2026, and the financial position as of March 31, 2026, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual audited financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on May 28, 2026, as the same may be updated from time to time.

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

Research and Development Costs

The Company capitalizes costs in accordance with the FASB’s Accounting Standards Codification (“ASC”) 985-20 “Software – Costs of Software To Be Sold, Leased, or Marketed.” Beginning January 1, 2025, as technological feasibility had been established, all internal software development costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. Management has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the commencement of product sales. The amortization of these costs is included in operating expenses over the estimated life of the products, which the Company has determined to be three years. The Company evaluates the capitalized research and development costs once a year to determine if any impairment has occurred. The Company determined that there was no impairment to the value of the capitalized research and development costs as of March 31, 2026.

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

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with ASC Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period and, if diluted, potential common stock outstanding during the period. Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive securities outstanding at March 31, 2026, or December 31, 2025.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation. Research and development costs for the three months ended March 31, 2025 were reclassified from research and development expenses in the unaudited condensed consolidated statements of operations to capitalized research and development costs on the unaudited condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

The Company evaluates the impact of newly issued accounting pronouncements by the FASB and other standard-setting bodies on an ongoing basis, and adopts those that are applicable as of their effective dates.

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

Note 2 - Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2026, the Company incurred a net loss of $777,148 and used $244,808 of cash in operating activities. As of March 31, 2026, the Company had negative working capital of $6,479,050 and an accumulated deficit of $6,201,182. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed consolidated financial statements were issued.

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

Note 3 –Related Party Transactions

As of March 31, 2026, and December 31, 2025, the Company had an outstanding balance of $5,561,899 and $4,909,270, respectively, due to funds received from a related party and amounts paid directly by the related party to subcontractors and other service providers of the Company. The Company is in discussions with the related party as to formalizing an agreement related to services performed on behalf of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

The Company recorded director fees in the amount of $25,465 and $21,298 for the three months ended March 31, 2026 and 2025, respectively, which are included in professional fees in the unaudited condensed consolidated statements of operations. The Company received services from a director in the amount of $24,897 and $84,097 during the three months ended March 31, 2026 and 2025, respectively, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 4 – Stockholders’ Deficit

As of March 31, 2026 and December 31, 2025, the Company had 280,000,000 authorized shares of common stock, consisting of (i) 240,000,000 shares of Class A common stock, $0.001 par value per share, and (ii) 40,000,000 shares of Class B common stock, $0.001 par value per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters, including the election of directors.

Class A Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 114,898,024 of Class A common stock issued and outstanding. Each share of Class A common stock has one vote per share.

Class B Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 40,000,000 shares of Class B common stock issued and outstanding. Each share of Class B common stock has 50 votes per share.

Shares Issued in Offering

On January 28, 2025, the Company entered into securities purchase agreements with an investor, pursuant to which the Company agreed to sell and issue an aggregate of 550,000 shares of Class A common stock at a purchase price of $2.00 per share for aggregate proceeds to the Company of $1,100,000.

Global Equity Incentive Plan (2026)

On January 30, 2026, the Board and the Company’s majority stockholder approved the Global Equity Incentive Plan (2026) (the “Equity Plan”). The Equity Plan provides for the grant of equity-based awards to employees, directors and other service providers of the Company and its affiliates. A total of 15,000,000 shares of the Company’s Class A common stock has been reserved for issuance under the Equity Plan. No equity-based awards were issued pursuant to the Equity Plan during the three months ended March 31, 2026.

Note 5 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of March 31, 2026, and December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through June 3, 2026, the date the unaudited condensed consolidated financial statements were available to be issued. Based on this evaluation, except as set forth below, no events have occurred that require disclosure or adjustment to the unaudited condensed consolidated financial statements as of and for the period ended March 31, 2026.

Stock Option Grants

On April 6, 2026, the Company granted an aggregate of 2,700,000 options to purchase shares of the Company’s Class A common stock to certain consultants as compensation for services rendered. The options, which have a four-year term and an exercise price of $0.5491 per share, vest with respect to 25% of the option on April 7, 2027. The remaining 75% vest on a quarterly basis thereafter, such that upon the lapse of each applicable quarter, a number of shares equal of 6.25% of the shares underlying the option will vest. In each case, vesting assumes the optionee continues to be a service provider on the relevant date.

Certificate of Correction

On May 19, 2026, the Company filed a Certificate of Correction with the Secretary of State of the State of Nevada.

The Company previously filed, on January 29, 2024, with the Secretary of State of the State of Nevada a Certificate of Amendment (the “Stock Split Certificate of Amendment”) to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) which, among other things, purportedly effectuated a 4-for-1 forward split of the Company’s Class B common stock, purportedly resulting in the 10,000,000 shares of issued and outstanding Class B common stock being split into 40,000,000 shares of Class B common stock (the “Class B Forward Split”), but the Articles only authorized 10,000,000 shares of Class B common stock. The Company intended to include in the Stock Split Certificate of Amendment an increase of the number of authorized shares of common stock from 250,000,000 shares to 280,000,000 shares, and to increase the number of authorized shares of Class B common stock from 10,000,000 shares to 40,000,000 shares (collectively, the “Increase of Authorized Shares”). As a result of the Increase of Authorized Shares not being included in the Stock Split Certificate of Amendment, the number of shares of Class B common stock purported to result from the Class B Forward Split exceeded the number of authorized shares of Class B common stock. On and following January 29, 2024 (the “Intended Issuance Date”), the Company operated as though the Stock Split Certificate of Amendment had included the Increase of Authorized Shares and was validly in effect, and as though the Increase of Authorized Shares was validly effectuated on the Intended Issuance Date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s results of operations and financial condition are, and are expected to continue to be, materially influenced by the following factors:

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

Cost of Revenues. Cost of revenues consists primarily of expenses related to hosting and infrastructure (including third-party cloud computing services and foundation model usage), personnel costs (including salaries, benefits, and stock-based compensation) for employees engaged in delivering the Company’s products and services, and allocated overhead. Cost of revenues is expected to vary with the modality and configuration of customer deployments, including the proportion of workloads executed on customer-owned infrastructure versus cloud-based infrastructure.

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

2026 Customer Engagements

In 2026, the Company had a number of additional customer deployments, expansions of existing customer engagements, and new enterprise contracts, including the following:

●	The Company entered into an agreement to deploy the Agentic AI Platform with one of Europe’s larger energy and utilities companies. The deployment is focused on enabling near real-time pricing synchronization across the customer’s commercial systems during month-end sales cycles, orchestrating and governing the customer’s existing system integrations without requiring replacement of core infrastructure. The engagement marked the Company’s expansion into regulated, mission-critical energy and utilities environments.

●	The Company deployed the Agentic AI Platform with a leading European insurance and asset management group to modernize and automate a high-volume, compliance-critical insurance back-office workflow. The deployment replaced a fully manual, document-intensive process with a governed agentic AI validation layer, fully integrated with the customer’s existing customer channels and core back-office systems, executed in alignment with the customer’s enterprise security, data privacy, and regulatory compliance standards.
●	The Company executed a contract with one of the world’s largest pharmaceutical and life sciences companies to automate and govern multiple compliance-critical and data-intensive business processes. Under the agreement, the Company is deploying the Agentic AI Platform to support regulatory monitoring, compliance reporting, and internal human resources operations, with full auditability across the reporting lifecycle and alignment with the regulatory standards applicable to global pharmaceutical organizations operating across multiple jurisdictions.
●	The Company entered into a contract with one of the world’s largest supermarket operators to deploy the Agentic AI Platform across the customer’s supplier invoice lifecycle. The deployment automates how supplier invoices are received, validated, and recorded across the customer’s finance systems, with the Agentic AI Platform’s agents operating continuously, processing invoices without manual intervention, and escalating exceptions for finance team review.
●	The Company deployed an agentic automated invoice processing solution for a leading European insurance group, representing a live, production implementation within a highly regulated financial environment. The deployment automates the full invoice processing workflow, including ingestion, processing, and system integration, operates on a scheduled basis with multiple daily processing cycles, and provides full auditability of each processing run.
●	The Company effectuated a full production deployment of the Agentic AI Platform with a Fortune Global 500 pharmaceutical company. The Agentic AI Platform is operating in production across regulatory reporting and payroll workflows, with end-to-end integration with the customer’s ERP, human resources, inventory, and financial systems.

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

Results of Operations

Financial Overview

For the three months ended March 31, 2026 and 2025, we generated revenues of $44,747 and $35,704, respectively, and reported a net loss of $777,148 and $737,778, respectively. We had negative cash flows used in operating activities of $244,808 and $474,516, respectively. As noted in our unaudited condensed consolidated financial statements, as of March 31, 2026, we had an accumulated deficit of $6,201,182.

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	For the Three Months Ended March 31,
	2026	2025	Variance ($)	Variance (%)

Revenues	$44,747	35,704	9,043	25.3%

Operating expenses:
Cost of revenues	31,449	23,293	8,156	35.0%
Amortization of capitalized research and development costs	305,413	-	305,413	0%
General and administrative expenses	193,773	112,387	81,368	72.4%
Research and development	47,822	-	47,822	0%
Sales and marketing	180,620	37,302	143,318	384.2%
Professional fees	80,656	571,873	(491,217)	(85.9)%
Total operating expenses	839,733	744,855	94,878	12.7%

Loss from operations	(794,986)	(709,151)	(85,835)	(12.1)%

Other expenses:
Financial expenses, net	17,838	(13,067)	(30,905)	(236.5)%

Net loss before taxes	(777,148)	(722,218)	(54,930)	(7.6)%
Income tax provision	-	15,560	(15,560)	(100.0)%
Net loss	$(777,148)	(737,778)	(39,370)	(5.3)%

Revenues: The Company generated revenues of $44,747 for the three months ended March 31, 2026, compared to $35,704 for the three months ended March 31, 2025, representing an increase of 25.3%. This increase was primarily due to an increase in revenues from software license sales and related services in 2026.

Operating Expenses: Operating expenses increased to $839,733 for the three months ended March 31, 2026, from $744,855 for the three months ended March 31, 2025, representing a 12.7% increase. The primary reasons for the increase in operating expenses were increases in cost of revenues, amortization of research and development costs, general and administrative expenses, research and development costs and sales and marketing expenses, partially offset by a decrease in professional fees.

Amortization of Capitalized Research and Development Costs: Amortization of capitalized research and development costs were $305,413 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The Company capitalized all research and development costs in 2025 and began amortizing those costs during the three months ended March 31, 2026.

General and Administrative Expenses: General and administrative expenses were $193,773 for the three months ended March 31, 2026, compared to $112,387 for the three months ended March 31, 2025. The increase in general and administrative expenses of $81,368, or 72.4%, was primarily due to costs incurred by the Romanian subsidiary which began in late 2025 and an increase in software license costs during the three months ended March 31, 2026.

Research and Development Expenses: Research and development expenses were $47,822 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The Company capitalized all research and development costs in 2025 and began expensing research and development costs related to product maintenance during the three months ended March 31, 2026.

Sales and Marketing Expenses: Sales and marketing expenses were $180,620 for the three months ended March 31, 2026, compared to $37,302 for the three months ended March 31, 2025. The increase in sales and marketing expenses of $143,318, or 384.2%, was primarily due to increased sales and marketing activity relating to the release of the first version of Company’s product in late 2026.

Professional Fees: Professional fees were $80,656 for the three months ended March 31, 2026, compared to $571,873 for the three months ended March 31, 2025. The decrease in professional fees of $491,217, or 85.9%, was primarily due to the professional fees incurred relating to the Tectu transaction costs in 2025.

Loss from Operations: The Company reported a loss from operations of $794,986 for the three months ended March 31, 2026, compared to a loss of $709,151 for the three months ended March 31, 2025, representing an increase of 12.1%. The primary reason for this was due to the increase in operating expenses during the current period.

Liquidity and Capital Resources

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

As of March 31, 2026, the Company had $26,255 in cash and cash equivalents, and a working capital deficit of $6,479,050, with minimal revenues. The Company has sustained losses from operations, and such losses are expected to continue. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management is actively seeking investor funding and pursuing strategic alternatives, including a potential merger or combination with another operating company, to improve liquidity and financial position. There can be no assurance that the level of funding needed will be acquired, that the Company will generate sufficient revenues to sustain operations for the next twelve months, that a potential merger or combination partner will be identified, or that a transaction would be completed on terms satisfactory to the Company, or at all. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(244,808)	$(474,516)
Investing activities	(458,766)	(560,423)
Financing activities	652,629	1,108,000
Net increase (decrease) in cash	$(50,945)	$73,061

Net cash used in operating activities was $244,808 for the three months ended March 31, 2026, as compared to net cash used in operating activities of $474,516 for the three months ended March 31, 2025, this increase was primarily due to the increases in general and administrative and professional fees expense.

Net cash used in investing activities was $458,766 for the three months ended March 31, 2026, as compared to net cash used in operating activities of $560,423 for the three months ended March 31, 2025, this decrease was primarily due to the capitalization of research and development costs and purchase of property and equipment.

Net cash provided by financing activities was $652,629 for the three months ended March 31, 2026, as compared to the net cash provided by investing activities of $1,108,000 for the three months ended March 31, 2025. This decrease is due to $1,100,000 in proceeds from sale of Class A common stock in 2025.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 3 to the financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the commencement of product sales. The amortization of these costs is included in operating expenses over the estimated life of the products, which the Company has determined to be three years.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time.

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

Item 6. Exhibits.

Exhibit No.	Exhibit Type

3.1	Certificate of Correction, dated May 19, 2026 (incorporated by reference to Exhibit 3.9 to the registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 2026).

10.1†	Global AI, Inc. Global Equity Incentive Plan (2026) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2026).

10.2	Termination and Release Agreement, dated as of May 13, 2026, by and between the registrant and Darko Horvat (incorporated by referenced to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2026).

31.1*	Certification of Principal Executive Officer (Section 302)

31.2*	Certification of Principal Financial Officer (Section 302)

32.1**	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI, Inc.

Date: June 3, 2026	By:	/s/ Darko Horvat
Darko Horvat
Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

