Form 10-Q
period 2026-06-30
Global AI, Inc.
filed 2026-08-13
CIK 1473490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at August 13, 2026
Class A common stock, $0.001 par value	115,148,024
Class B common stock, $0.001 par value	40,000,000

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS:

Current Assets:
Cash	$40,559	$77,200
Accounts receivable	136,736	124,778
Prepaid expenses	134,365	113,665
Total current assets	311,660	315,643

Long-term deposit	11,561	703
Property and equipment, net	84,810	67,397
Capitalized research and development costs, net	4,062,206	3,664,957
TOTAL ASSETS	$4,470,237	$4,048,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,170,100	$591,104
Advance payable – related party	6,330,008	4,909,270
Deferred revenue	140,613	98,932
Accrued expenses	181,700	231,128
Current Tax Liabilities	43,207	43,037
Total current liabilities	7,865,628	5,873,471

TOTAL LIABILITIES	7,865,628	5,873,471

STOCKHOLDERS’ DEFICIT:
Class A common stock, $0.001 par value; 240,000,000 shares authorized; 114,898,024 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	114,898	114,898
Class B common stock, $0.001 par value; 40,000,000 shares authorized; 40,000,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	40,000	40,000
Additional paid-in capital	3,468,253	3,444,365
Accumulated deficit	(7,018,542)	(5,424,034)
TOTAL STOCKHOLDERS’ DEFICIT	(3,395,391)	(1,824,771)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,470,237	$4,048,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Revenue	$115,724	$84,328	$160,471	$120,032
Cost of revenues (exclusive of amortization shown separately below)	33,278	41,703	64,727	64,996

Gross margin (exclusive of amortization shown separately below)	82,446	42,625	95,744	55,036

Operating expenses:

Amortization of capitalized research and development costs	342,910	-	648,323	-
General and administrative expenses	239,632	148,224	433,405	260,611
Research and development	68,353	-	116,175	-
Sales and marketing	152,811	33,946	333,431	71,248
Professional fees	63,815	338,694	144,471	910,568
Stock-based compensation	23,888	-	23,888	-
Total Operating Expenses	891,409	520,864	1,699,693	1,242,427

LOSS FROM OPERATIONS	(808,963)	(478,239)	(1,603,949)	(1,187,391)

OTHER INCOME (EXPENSE):			-

Financial expenses, net	(8,397)	(10,887)	9,441	(23,954)
Total Other Income (Expense)	(8,397)	(10,887)	9,441	(23,954)
		-
Net loss before taxes	(817,360)	(489,126)	(1,594,508)	(1,211,345)
Income tax provision (benefit)	-	14,357	-	29,917
Net loss	$(817,360)	$(503,483)	$(1,594,508)	$(1,241,262)

Net loss per share (Class A and Class B common stock), basic and diluted	(0.01)	(0.00)	(0.01)	(0.01)
Weighted average shares outstanding (Class A and Class B common stock), basic and diluted	154,898,024	154,898,024	154,898,024	154,815,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance as of December 31, 2025	114,898,024	114,898	40,000,000	40,000	3,444,365	-	(5,424,034)	(1,824,771)
Net Loss	-	-	-	-	-	-	(777,148)	(777,148)
Balance as of March 31, 2026	114,898,024	114,898	40,000,000	40,000	3,444,365	-	(6,201,182)	(2,601,919)
Stock-based compensation					23,888			23,888
Net Loss	-	-	-	-	-	-	(817,360)	(817,360)
Balance at June 30, 2026	114,898,024	114,898	40,000,000	40,000	3,468,253	-	(7,018,542)	(3,395,391)

	Class A Common Stock		Class B Common Stock		Additional Paid	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance at December 31, 2024	114,348,024	114,348	40,000,000	40,000	2,598,248	-	(3,052,488)	(299,892)
Common stock issued in offering	550,000	550	-	-	1,099,450	-	-	1,100,000
Net Loss	-	-	-	-	-	-	(737,779)	(737,779)
Balance at March 31, 2025	114,898,024	114,898	40,000,000	40,000	3,697,698	-	(3,790,267)	62,329
Net Loss	-	-	-	-	-	-	(503,483)	(503,483)
Balance at June 30, 2025	114,898,024	114,898	40,000,000	40,000	3,697,698	-	(4,293,750)	(441,154)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,594,508)	(1,241,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized research and development costs	648,323	-
Depreciation expense	20,686	1,434
Stock-based compensation	23,888	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(11,958)	2,386
Decrease in prepaid expenses	(20,700)	(35,104)
Increase in accounts payable and accrued liabilities	529,568	621,463
Increase in deferred revenues	41,681	-
Increase in current tax liability	170	-
Net cash used in operating activities	$(362,850)	$(651,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of research and development costs	(1,045,572)	(1,135,860)
Increase in restrictive deposit	-	(25,208)
Increase in long-term deposit	(10,858)	-
Purchase of property and equipment	(38,099)	(17,270)
Net cash used in investing activities	$(1,094,529)	$(1,178,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,100,000
Increase in advance payable - related party	1,420,738	762,924
Net cash provided by financing activities	$1,420,738	$1,862,924

Net (decrease) increase in cash	(36,641)	33,503
Cash, beginning of period	77,200	9,929
Cash, end of period	$40,559	$43,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global AI, Inc.

Notes to unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Messrs. Horvat and Djunic, GlobalTI Tech Investment GmbH, and Marktflagge GmbH continue to be significant stockholders of the Company.

On November 1, 2023, the Company issued 5,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000). On November 20, 2023, the Company issued an additional 5,000,000 shares of Series B common stock to each of Ingenious Investment AG and Mr. Horvat for a purchase price of $0.10 per share (representing an aggregate purchase price of $500,000).

On December 14, 2024, the Company established a subsidiary in Israel named GL AI Ltd. On September 5, 2025, the Company established a subsidiary in Romania named GLOBAL AI RO Ltd.

On January 24, 2025, Ingenious Investment AG sold 25,938,932 shares of Class A common stock and 5,000,000 shares of Class B common stock to Mr. Horvat. As a result of this transaction, Mr. Horvat held 42,327,864 shares of Class A common stock, representing approximately 53% of our total outstanding shares of Class A common stock. In addition, following this transaction, Mr. Horvat held (and, as of the date of this filing, continued to hold) 40,000,000 shares of our Class B common stock. Each share of Class B common stock has 50 votes per share and is convertible into one share of Class A common stock at the option of the holder. Accordingly, following the closing of this transaction, as a result of Mr. Horvat’s Class B common stock ownership, Mr. Horvat, acting alone, was able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the six months ended June 30, 2026, and the financial position as of June 30, 2026, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and Notes thereto as of and for the year ended December 31, 2025, included in our Report on Form 10-K as filed with the SEC on May 28, 2026.

Use of Estimates

The financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the capitalization or research and development costs and related amortization period, stock-based compensation, and the valuation allowance on deferred tax assets.

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

Judgment is required in determining when technological feasibility of a product is established. Management has determined that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the commencement of product sales. The amortization of these costs is included in operating expenses over the estimated life of the products, which the Company has determined to be three years. The Company evaluates the capitalized research and development costs once a year to determine if any impairment has occurred. The Company determined that there was no impairment to the value of the capitalized research and development costs as of June 30, 2026.

Segment Information

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

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

Share–based compensation

The Company applies ASC 718-10, “Share- Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s statement of operations.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Since the Company does not have sufficient historical data regarding its volatility of its common stock, the expected volatility used is based on volatility of similar publicly listed companies in comparable industries. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period and, if diluted, potential common stock outstanding during the period. Potentially dilutive securities consist of the incremental shares of common stock issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Although the Company issued employee stock options during the three months ended June 30, 2026, they have not reached the first vesting cliff and therefore are not exercisable as of the balance sheet date. There were no potentially dilutive securities outstanding at June 30, 2026, or December 31, 2025.

Recently Issued Accounting Pronouncements

The Company evaluates the impact of newly issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) and other standard-setting bodies on an ongoing basis, and adopts those that are applicable as of their effective dates.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has adopted this guidance with no impact on its disclosures.

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

Reclassification

Certain prior year balances have been reclassified to conform to current period presentation.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2026, the Company incurred a net loss of $1,594,508 and used $362,850 of cash in operating activities. As of June 30, 2026, the Company had negative working capital of $7,553,968 and a stockholders’ deficit of $3,395,391. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management is actively seeking investor funding and pursuing strategic alternatives, including a potential merger or combination with another operating company, to improve liquidity and financial position. On July 9, 2026, the Company issued 250,000 shares of Class A common stock to KSY Capital Investments, Inc. at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $500,000, pursuant to a subscription agreement (see Note 7). However, there is no assurance that such funding will be obtained or that any transaction will be completed successfully. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Capitalized research and development costs, net

Beginning January 1, 2025, as technological feasibility had been established, all internal software development costs are capitalized until the product is available for general release to customers. These costs are amortized over the estimated life of the products, which the Company has determined to be three years.

Balance at January 1, 2025	-
Additions	3,664,957
Balance at December 31, 2025	3,664,957
Additions	449,961
Amortization	(305,413)
Balance at March 31, 2026	3,809,505
Additions	595,610
Amortization	(342,910)
Balance at June 30, 2026	4,062,206

The Company had recorded amortization of Capitalized project costs in the amount of $342,910 and $648,323 for the three and six months ended June 30, 2026. There was no amortization recorded during the corresponding periods in 2025.

Note 4 – Related Party Transactions

As of June 30, 2026, and December 31, 2025, the Company had an outstanding balance of $6,330,008 and $4,909,270, respectively, due to funds received from a related party and amounts paid directly by the related party to subcontractors and other service providers of the Company.

These advance payables carry no interest and do not have a maturity date. The cash proceeds from these advances were used for operating purposes.

The Company recorded director fees in the amount of $17,287 and $41,345 for the three months and six months ended June 30, 2026, respectively, which are included in professional fees in the unaudited condensed consolidated statements of operations. The Company recorded director fees in the amount of $11,746 and $28,045 for the three months and six months ended June 30, 2025, respectively, which are included in professional fees in the unaudited condensed consolidated statements of operations. The Company received services from a director in the amount of $34,177 and $71,356 during the three and six months ended June 30, 2026, respectively, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company received services from a director in the amount of $49,136 and $132,421 during the three and six months ended June 30, 2025, respectively, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 5 – Stockholders’ Deficit

As of June 30, 2026 and December 31, 2025, the Company had 280,000,000 authorized shares of common stock, consisting of (i) 240,000,000 shares of Class A common stock, $0.001 par value per share, and (ii) 40,000,000 shares of Class B common stock, $0.001 par value per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters, including the election of directors.

Class A Common Stock

As of June 30, 2026, and December 31, 2025, the Company had 114,898,024 of Class A common stock issued and outstanding. Each share of Class A common stock has one vote per share.

Class B Common Stock

As of June 30, 2026, and December 31, 2025, the Company had 40,000,000 shares of Class B common stock issued and outstanding. Each share of Class B common stock has 50 votes per share.

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

On April 6, 2026, the Company granted an aggregate of 1,450,000 options to purchase shares of Class A common stock to certain consultants as compensation for services rendered. The options have a 10-year term and an exercise price of $0.5491 per share. The options vest 25% on April 7, 2027, with the remaining 75% vesting on a quarterly basis thereafter at a rate of 6.25% per quarter, in each case subject to the optionee continuing to be a service provider on the relevant vesting date. The aggregate fair value of $412,426 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 7 years, (ii) volatility of 46.11%, (iii) risk free rate of 4.16% (iv) dividend rate of zero, (v) stock price of $0.5491, and (vi) exercise price of $0.5491.

The Company recorded stock-based compensation expense of $23,888 for each of the three and six months ended June 30, 2026. As of June 30, 2026, unrecognized compensation cost related to unvested options was $388,538, which the Company expects to recognize over a weighted average period of 3.77 years. None of the options were exercisable as of June 30, 2026.

Note 6 – Commitments and Contingencies

From time to time, the Company may be involved in asserted claims arising out of our operations in the normal course of business. As of June 30, 2026, and December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended June 30, 2026.

Shares Issued in Offering

On July 9, 2026, the Company issued 250,000 shares of Class A common stock to KSY Capital Investments, Inc. at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $500,000, pursuant to a subscription agreement. Following this issuance, the Company had 115,148,024 shares of Class A common stock issued and outstanding.

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

RESULTS OF OPERATIONS

Financial Overview

For the three months ended June 30, 2026 and 2025, we generated revenues of $115,724 and $84,328, respectively, and reported a net loss of $817,360 and $503,483, respectively. For the six months ended June 30, 2026 and 2025, we generated revenues of $160,471 and $120,032, respectively, and reported a net loss of $1,594,508 and $1,241,262, respectively. We had negative cash flows used in operating activities of $362,850 and $651,083 for the six months ended June 30, 2026 and 2025, respectively. As noted in our unaudited condensed consolidated financial statements, as of June 30, 2026, we had an accumulated deficit of $7,018,542.

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended
	June 30, 2026	June 30, 2025	Variance	Variance %
Revenues:
Revenue	115,724	84,328	31,396	37%

Cost of revenues (exclusive of amortization shown separately below)	33,278	41,703	(8,425)	(20)%

Gross margin (exclusive of amortization shown separately below)	82,446	42,625	39,821	93%

Operating expenses:

Amortization of Capitalized research and development costs	342,910	-	342,910	100%
General and administrative expenses	239,632	148,224	91,408	62%
Research and development	68,353	-	68,353	100%
Sales and marketing	152,811	33,946	118,865	350%
Professional fees	63,815	338,694	(274,879)	(81)%
Stock-based compensation	23,888	-	23,888	100%
Total Operating Expenses	891,409	520,864	370,545	71%

LOSS FROM OPERATIONS	(808,963)	(478,239)	(330,724)	69%

OTHER INCOME (EXPENSE):

Financial expenses, net	(8,397)	(10,887)	2,490	(23)%
Total Other Income (Expense)	(8,397)	(10,887)

Net loss before taxes	(817,360)	(489,126)	(328,234)	67%
Income tax provision (benefit)	-	14,357	(14,357)	(100)%
Net loss	(817,360)	(503,483)

Revenues

For the three months ended June 30, 2026, the Company generated revenues of $115,724, compared to $84,328 for the three months ended June 30, 2025, representing an increase of 37%. This increase was primarily due to an increase in revenues from software license sales and related services in 2026.

Operating Expenses

Operating expenses increased to $891,409 for the three months ended June 30, 2026, from $520,864 for the three months ended June 30, 2025, a 71% increase. The primary reason for the increase in operating expenses was the commencement of the amortization of capitalized research and development costs of $342,910 or 100%, increases in general and administrative expenses of $91,408 or 62%, sales and marketing expenses of $118,865 or 350%, research and development costs of $68,353 or 100%, and stock-based compensation of $23,888 or 100%, partially offset by a decrease in professional fees of $274,879 or 81%.

Amortization of Capitalized Research and Development Costs

Amortization of capitalized research and development costs was $342,910 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. The Company capitalized all research and development costs in 2025 and began amortizing those costs during the six months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses were $239,632 for the three months ended June 30, 2026, compared to $148,224 for the three months ended June 30, 2025. The increase in general and administrative expenses of $91,408, or 62%, was primarily due to costs incurred by the Romanian subsidiary, which began operations in late 2025, and an increase in software license costs during the three months ended June 30, 2026.

Research and Development Expenses

Research and development expenses were $68,353 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025, an increase of $68,353, or 100%. The increase was primarily due to the capitalization of all research and development costs in 2025, with costs related to product maintenance being expensed during the three months ended June 30, 2026.

Sales and Marketing Expenses

Sales and marketing expenses were $152,811 for the three months ended June 30, 2026, compared to $33,946 for the three months ended June 30, 2025. The increase in sales and marketing expenses of $118,865, or 350.2%, was primarily due to increased sales and marketing activity relating to the release of the first version of the Company’s product in late 2025.

Professional Fees

Professional fees were $63,815 for the three months ended June 30, 2026, compared to $338,695 for the three months ended June 30, 2025. The decrease in professional fees of $274,880, or 81.2%, was primarily due to the professional fees incurred relating to the Tectu transaction costs in 2025.

Loss from Operations

The Company reported a loss from operations of $808,963 for the three months ended June 30, 2026, compared to a loss of $478,239 for the three months ended June 30, 2025, representing an increase of 69%. The primary reason for this was the commencement of the amortization of Capitalized research and development costs, increases in revenues, general and administrative expenses, sales and marketing expenses, research and development expenses and stock-based compensation partially offset by a decrease in professional fees during the current period.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended
	June 30, 2026	June 30, 2025	Variance	Variance %
Revenues:
Revenue	160,471	120,032	40,439	34%

Cost of revenues (exclusive of amortization shown separately below)	64,727	64,996	(269)	0%

Gross margin (exclusive of amortization shown separately below)	95,744	55,036	40,708	74%

Operating expenses:

Amortization of Capitalized research and development costs	648,323	-	648,323	100%
General and administrative expenses	433,405	260,611	172,794	66%
Research and development	116,175		116,175	100%
Sales and marketing	333,431	71,248	262,183	368%
Professional fees	144,471	910,568	(766,097)	(84)%
Stock-based compensation	23,888	-	23,888	100%
Total Operating Expenses	1,699,693	1,242,427	457,266	37%

LOSS FROM OPERATIONS	(1,603,949)	(1,187,391)	(416,558)	35%

OTHER INCOME (EXPENSE):

Financial expenses, net	9,441	(23,954)	33,395	(139)%
Total Other Income (Expense)	9,441	(23,954)

Net loss before taxes	(1,594,508)	(1,211,345)	(383,163)	32%
Income tax provision (benefit)	-	29,917	(29,917)	(100)%
Net loss	(1,594,508)	(1,241,262)

Revenues

For the six months ended June 30, 2026, the Company generated revenues of $160,471, compared to $120,032 for the six months ended June 30, 2025, representing an increase of 34%. This increase was primarily due to an increase in revenues from software license sales and related services in 2026.

Operating Expenses

Operating expenses increased to $1,699,693 for the six months ended June 30, 2026, from $1,242,427 for the six months ended June 30, 2025, a 71% increase. The primary reason for the increase in operating expenses was the commencement of the amortization of capitalized research and development costs of $648,323 or 100%, increases in general and administrative expenses of $172,794 or 66%, sales and marketing expenses of $262,183 or 368%, research and development costs of $116,175 or 100%, and stock-based compensation of $23,888 or 100%, partially offset by a decrease in professional fees of $766,097 or 84%.

Amortization of Capitalized Research and Development Costs

Amortization of capitalized research and development costs was $648,323 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. The Company began amortizing capitalized research and development costs during the six months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses were $433,405 for the six months ended June 30, 2026, compared to $260,611 for the six months ended June 30, 2025. The increase in general and administrative expenses of $172,794, or 66%, was primarily due to costs incurred by the Romanian subsidiary, which began operations in late 2025, and an increase in software license costs during the six months ended June 30, 2026.

Research and Development Expenses

Research and development expenses were $116,175 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025, an increase of $116,175, or 100%. The increase was primarily due to the capitalization of all research and development costs in 2025, with costs related to product maintenance expensed during the six months ended June 30, 2026.

Sales and Marketing Expenses

Sales and marketing expenses were $333,431 for the six months ended June 30, 2026, compared to $71,248 for the six months ended June 30, 2025. The increase in sales and marketing expenses of $262,183, or 368%, was primarily due to increased sales and marketing activity relating to the release of the first version of the Company’s product in late 2025.

Professional Fees

Professional fees were $144,471 for the six months ended June 30, 2026, compared to $910,568 for the six months ended June 30, 2025. The decrease in professional fees of $766,097, or 84.1%, was primarily due to the professional fees incurred relating to the Tectu transaction costs in 2025.

Loss from Operations

The Company reported a loss from operations of $1,603,949 for the six months ended June 30, 2026, compared to a loss of $1,187,391 for the six months ended June 30, 2025, representing an increase of 35%. The primary reason for this was the commencement of the amortization of capitalized research and development costs, increases in revenues, general and administrative expenses, sales and marketing expenses, research and development expenses and stock-based compensation partially offset by a decrease in professional fees during the current period.

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

As of June 30, 2026, the Company had $ 40,559 in cash and cash equivalents. The Company has sustained losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2025. In addition, the Company has a working capital deficit at June 30, 2026, of $7,553,968 with minimal revenues. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to combine or merge with another operating company. On July 9, 2026, the Company issued 250,000 shares of Class A common stock to KSY Capital Investments, Inc. at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $500,000, pursuant to a subscription agreement. There can be no assurance that the level of funding needed will be acquired or that the Company will generate sufficient revenues to sustain operations for the next twelve months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(362,850)	$(651,083)
Investing activities	(1,094,529)	(1,178,338)
Financing activities	1,420,738	1,862,924
Net increase (decrease) in cash	$(36,641)	$33,503

Net cash used in operating activities was $362,850 for the six months ended June 30, 2026, as compared to net cash used in operating activities of $651,083 for the six months ended June 30, 2025. This decrease was primarily due to the lower net loss, amortization of capitalized research and development costs, stock-based compensation, and changes in accounts payable and accrued liabilities and deferred revenues.

Net cash used in investing activities was $1,094,529 for the six months ended June 30, 2026, as compared to net cash used in investing activities of $1,178,338 for the six months ended June 30, 2025. This decrease was primarily due to less capitalization of research and development costs, partially offset by an increase in purchase of property and equipment.

Net cash provided by financing activities was $1,420,738 for the six months ended June 30, 2026, as compared to net cash provided by financing activities of $1,862,924 for the six months ended June 30, 2025. This decrease is due to no proceeds from the sale of common stock in the current period, partially offset by an increase in advance payable from a related party to $1,420,738 from $762,924.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no reportable unregistered sales of equity securities during the quarter ended June 30, 2026.

On July 9, 2026, the Company issued 250,000 shares of Class A common stock to KSY Capital Investments, Inc. at a purchase price of $2.00 per share, for aggregate proceeds to the Company of $500,000, pursuant to a subscription agreement.

The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit Type

3.1	Amended and Restated Articles of Incorporation of Global AI, Inc., dated October 24, 2023 (incorporated by reference to Exhibit 3.9 to the registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 2026).

10.1	Subscription Agreement, dated as of July 9, 2026, by and between the registrant and KSY Capital Investments, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2026).

31.1	Certification of Principal Executive Officer (Section 302)

31.2	Certification of Principal Financial Officer (Section 302)

32.1	Certification of Principal Executive and Financial Officer (Section 906)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global AI, Inc.

Date: August 13, 2026	By:	/s/ Darko Horvat
Darko Horvat
Chairman and Chief Executive Officer (principal executive officer and principal financial officer)

